Form 10-Q
period 2008-11-30
Supatcha Resources Inc.
filed 2009-01-15
CIK 1443105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period to

Commission File Number 333-153293

SUPATCHA RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0593835
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

80 S. Court Street
Thunder Bay, Ontario
Canada	P7B 2X4
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code: (807) 344 - 2644

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  [ x ]  Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ x ]  Yes [ ] No

[ ] Non-Accelerated Filer	[ ] Accelerated Filer
[ ] Large Accelerated Filer	[ x ] Smaller Reporting Company

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,200,000 Shares of $0.001 par value Common Stock issued and outstanding as of January 10, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 2008 are not necessarily indicative of the results that can be expected for the year ending February 28, 2009.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(STATED IN U.S. DOLLARS)

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF NOVEMBER 30, 2008 (UNAUDITED) AND FEBRUARY 29, 2008

PAGE	F-2

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008, FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007, FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2007, AND FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2008 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2008 (UNAUDITED)

PAGE	F-4

CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008, THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2007, AND FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2008 (UNAUDITED)

PAGES	F-5 - F-10	NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(STATED IN U.S. DOLLARS)

	November 30,	February 29,
	2008	2008
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$22,902	$53,683

TOTAL ASSETS	$22,902	$53,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,852	$3,300
Due to related party	1,150	1,150

TOTAL LIABILITIES	7,002	4,450

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 69,000,000 shares
authorized, 12,200,000 shares issued and outstanding	12,200	12,200
Additional paid in capital	54,729	50,229
Accumulated deficit during exploration stage	(51,029)	(13,196)
Total Stockholders’ Equity	15,900	49,233

TOTAL LIABILITIES AND STOCKHOLDERS’	$22,902	$53,683
EQUITY

See accompanying notes to condensed unaudited financial statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
(STATED IN U.S. DOLLARS)

	For the Three	For the Three	For the	For the Period	For the Period
	Months	Months	Nine	From August	From August
	Ended	Ended	Months	21, 2007	21, 2007
	November	November	Ended	(Inception) to	(Inception) to
	30, 2008	30, 2007	November	November 30,	November 30,
			30, 2008	2007	2008
OPERATING EXPENSES
Accounting and auditing fees	$9,900	$-	$20,555	$-	$23,855
Exploration costs and	1,500	6,500	2,336	6,500	11,336
expenses
General and administrative	1,500	231	4,588	231	4,834
Listing and filing fees	366	-	1,954	650	8,400
Legal fees	5,925	-	8,400	-	2,604
Total Operating Expenses	19,191	6,731	37,833	7,381	51,029

LOSS FROM OPERATIONS	(19,191)	(6,731)	(37,833)	(7,381)	(51,029)

NET LOSS BEFORE
PROVISION FOR INCOME	(19,191)	(6,731)	(37,833)	(7,381)	(51,029)
TAXES

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(19,191)	$(6,731)	$(37,833)	$(7,381)	$(51,029)

Net loss per share - basic and	(0.00)	(0.00)	(0.00)	(0.00)
diluted

Weighted average number of
shares outstanding during the
period – basic and diluted	12,200,000	3,285,714	12,200,000	2,960,396

See accompanying notes to the Condensed Unaudited Financial Statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2008
(UNAUDITED)
(STATED IN U.S. DOLLARS)

						Accumulated
					Additional	Deficit During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Common stock issued to
founders for cash
($0.001 per share)	-	$-	6,500,000	$6,500	$-	$-	$6,500

Common stock issued for
cash ($0.01 per share)	-	-	5,700,000	5,700	51,300	-	57,000

Discount on sale of common
stock	-	-	-	-	(1,071)	-	(1,071)

Net loss for the period from
August 21, 2007 (inception)
to February 29, 2008	-	-	-	-	-	(13,196)	(13,196)

Balance, February 29, 2008	-	-	12,200,000	12,200	50,229	(13,196)	49,233

In-kind contribution of
services	-	-	-	-	4,500	-	4,500

Net loss for the period ended
November 30, 2008	-	-	-	-	-	(37,833)	(37,833)

BALANCE, NOVEMBER
30, 2008	-	$-	12,200,000	$12,200	$54,729	$(51,029)	$15,900

See accompanying notes to the Condensed Unaudited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(STATED IN U.S. DOLLARS)

		For the Period	For the Period
		From August	From August
	For the Nine	21, 2007	21, 2007
	Months Ended	(Inception) to	(Inception) to
	November 30,	November 30,	November 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss for the period	$(37,833)	$(7,381)	$(51,029)
In-kind contribution of services	4,500	-	4,500
Changes in operating activities
Accounts payable and accrued expenses	2,552	-	5,852
Due to related party	-	1,150	1,150
Net Cash Used in Operating Activities
	(30,781)	(6,231)	(39,527)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common shares	-	6,500	62,429
Net Cash Provided By Financing Activities	-	6,500	62,429

NET INCREASE (DECREASE) IN CASH	(30,781)	269	22,902

CASH AT BEGINNING OF PERIOD	53,683	-	-

CASH AT END OF PERIOD	$22,902	$269	$22,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to the Condensed Unaudited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDESED UNAUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(STATED IN U.S. DOLLARS)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Supatcha Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on August 21, 2007. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties.

It is management opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessary indicative of the results to be expected for the year.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) Mineral Property

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of November 30, 2008, the Company had expensed $11,336 related to the mineral rights acquisition and exploration costs.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of November 30, 2008, there were no common share equivalents outstanding.

(E) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDESED UNAUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(STATED IN U.S. DOLLARS)

(F) Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carry-forwards, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carry-forwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective March 1, 2008, management adopted SFAS No. 157 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by SFAS No. 157-2. In February 2008, the FASB issued Staff Position No. SFAS 157-2 (FSP No.157-2), Effective Date of FASB Statement No. 157 , that defers the effective date of SFAS No. 157 for one year for certain

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDESED UNAUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(STATED IN U.S. DOLLARS)

(H) Recent Accounting Pronouncements (continued)

noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of Public Company Oversight Board, or PCAOB, Auditing Standards No. 6, “Evaluating Consistency of Financial Statements (AS/6).” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” This results in inconsistencies in the recognition and measurement of claim liabilities. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement requires expanded disclosures about financial guarantee insurance contracts. The

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDESED UNAUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(STATED IN U.S. DOLLARS)

(H) Recent Accounting Pronouncements (continued)

accounting and disclosure requirements of the statement will improve the quality of information provided to users of financial statements. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 163 is not expected to have a material impact on the Company’s financial position.

(I) Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments, such as term deposits with major financial institutions, having a maturity of three months or less at acquisition, that are readily convertible to contracted amounts of cash.

NOTE 2	MINERAL PROPERTY

Bonanza Property

Pursuant to a mineral property purchase and sale agreement dated October 22, 2007, the Company acquired a 100% interest in the 9 Units Mineral Claim, known as the Bonanza Mineral Claim, located in the Greenwood Mining Division of British Columbia, Canada, for a purchase price of $6,500. As of November 30, 2008, the Company incurred $11,336 of exploration expenditures. Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed.

NOTE 3	STOCKHOLDERS’ EQUITY

On October 15, 2007, the Company issued 6,500,000 shares of common stock at par value to its founders for cash of $6,500 ($0.001 par value per share).

On December 12, 2007, the Company issued 5,700,000 shares of common stock for cash of $57,000. The discount of $1,071 on sale of shares was recognized due to currency rate fluctuations.

As of November 30, 2008, the Company’s President contributed rent and administrative expenses with a fair value of $4,500 to the Company (See Note 4).

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDESED UNAUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(STATED IN U.S. DOLLARS)

NOTE 4	RELATED PARTY

As of November 30, 2008, the Company’s President paid expenditures of $1,150 on behalf of the Company. This amount is unsecured, bears no interest and is due on demand.

As of November 30, 2008, the Company’s President contributed rent and administrative expenses with a fair value of $4,500 to the Company (See Note 3).

NOTE 5	CONCENTRATION OF CREDIT RISK

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $22,902 is uninsured. The company has placed its cash in a high credit quality financial institution.

NOTE 6	GOING CONCERN

The accompanying financial statements included herein have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has accumulated a deficit of $51,029 and has used cash from operations of $39,527 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Item 2. Management’s Discussions and Analysis or Plan of Operation

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Much of the discussion in this Item is "forward looking." Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Supatcha Resources Inc. ("the Company", “we”, “us”) was incorporated in the State of Nevada on August 21, 2007 to pursue business opportunities in the mineral exploration industry. On that same date Mr. Don Axent was appointed to the positions of President and Director, Mr. William Kosoris was appointed to the positions of director, Secretary and Mr. Brian Matsun was appointed to the positions of director and Treasurer.

On October 22, 2007 the Company entered into an acquisition agreement with Kimberley Sinclair, a resident of British Columbia Canada, to purchase a 100% interest in certain Mineral Claims, known as the Bonanza mineral claims, located in the Greenwood Mining District of British Columbia, Canada. In consideration for the purchase of 100% interest in the Bonanza mineral claims the company paid Ms. Sinclair $ 6,500. The closing of the agreement took place on October 22, 2007.

Description, Location, Access and Mineralization

The Bonanza Claim consists of one mineral claim comprised of nine unit grid claim block with an area of 222.8 acres (90.169 hectares) and is located in the Volcanic Creek within nine miles north of Grand Forks, British Columbia, Canada and within eleven miles north of the Canada-United States border. Particulars are as follows:

Claim Name	Tenure No.	Expiry Date
Bonanza (9 units)	525427	July 14, 2009

The Bonanza claim is owned 100% by Supatcha Resources Inc.

To maintain the ownership of the claim, the company is obligated to either complete exploration work of Cdn $4.00 per hectare per year for the three years after staking thence Cdn$8.00 per hectare per year in the future years or in the alternative of the exploration expenditures, the payment of the equivalent of cash in lieu prior to the Expiry Date.

The property is not subject to any royalties, back-in rights, payments or other agreements or encumbrances. The property is not known to be subject to any environmental liabilities. Permitting would not be required for the initial exploration; however, a permit would be required for exploration that involves surface disturbance such as trenching or diamond drilling; the cost of which would be the charge for the preparation and submission of the permit documents and a security deposit of $1,000.00 (one thousand dollars) which would be refunded upon the reclamation of the disturbed areas.

Location and Access

The Bonanza Claim is located in the Greenwood Mining Division, within NTS 082E018, within nine miles north of Grand Forks, British Columbia, Canada and within eleven miles north of the Canada-United States border. It is situated within the northern extension of the Republic Graben, a geological structure which hosts a number of past gold producers.

Access is provided by a paved highway on the east side of Granby River for nine kilometers from Grand Forks, British Columbia. There are also numerous secondary access roads within the property boundaries.

Summary Report on Properties

Mr. Laurence Sookochoff, P.Eng. was hired by Supatcha to provide an initial Geology Report dated December 12, 2007 on the Bonanza Claim. Mr. Sookochoff has been continuously practicing in his profession as a geologist since 1966, and has been involved in geological research, prospecting and exploration for metals. His report details the geological and exploration history of the Bonanza Claim, including the land status, climate, geology and mineralization. Based upon previous exploration activity in the area, Mr. Sookochoff recommends the Company conduct a specific exploration program on the Bonanza Claim. The purpose of this report was to evaluate the area of the claim group, and the prior exploration work conducted on the claims, and to recommend an exploration program.

Recommended Exploration Program

Mr. Sookochoff recommends an initial results-based three-phase exploration program. The total estimated cost of the recommended exploration program is US $ 73,000.

The exploration program proposed by Mr. Sookochoff is designed to determine whether mineralization exists to the extent that further exploration is recommended to outline any such mineralized zones. It is uncertain at this time the precise quantity of minerals in the property that would justify actual mining operations. Currently, the Company does not have any other properties or any intentions of acquiring any other properties.

Mr. Sookochoff recommends a three-phase exploration program to further evaluate the Bonanza claim.

Phase I would consist of trenching and sampling of rock and soil from the property for metal analysis. Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analysed for mineral content. It is estimated that Phase I would be completed in the spring of 2009 and the estimated cost to complete this phase is US$6,500.

Phase II would consist of VLF-EM and soil geochemical surveys to determine the potential for significant mineralization under the property surface as well as sampling and geological mapping of the veins within anomalous zones. It is estimated that Phase II would be completed in the mid summer of 2009 and the estimated cost to complete this phase is US$21,500.

Phase III would consist of test drilling for diamonds. It is estimated that Phase III would be completed in the fall of 2009 and the estimated cost to complete this phase is US$45,000.

On October 30, 2007 the Company issued 3,500,000 Class “A” common shares to Mr. Don Axent, and 3,000,000 class “A” common shares to Mr. William Kosoris at a price of $0.001 per share raising a total of $ 6,500 for initial working capital.

On December 30, 2007 the Company issued 5,700,000 class “A” common shares in its capital stock at a price of $0.01 per share to 40 investors and raising a total of $57,000 to satisfy its immediate working capital requirements. These shares were issued subject to regulation “S” exemption.

On September 2, 2008, the Company filed an SB1 Registration Statement with The Security and Exchange Commission of the United States (SEC) in order to gain a reporting Status in the United States and in order to register its common stock. On December 9, 2008, the company received its effective status with the SEC becoming a fully reporting company in the United States.

RESULTS OF OPERATIONS

Results from Operations for the 9 months ended November 30, 2008.

As of November 30, 2008 the Company had total assets of $ 22,902 consisting all in cash reserves.. This represents the Company’s present and only sources of liquidity.

The Company’s liabilities at November 30, 2008 totaled $ 7,002 consisting of $ 5,852 in accounts payables and accrued liabilities and $1,150 due to related party.

For the three month period ending November 30, 2008 the Company generated no revenues and has incurred operating expenses of $ 19,191 consisting of $ 1,500 in exploration costs and expenses, $ 1,500 in general and administrative expenses, $ 5,925 in legal fees, $ 9,900 in accounting and auditing fees, and $ 366 in listing and filing fees.

For the nine month period ending November 30, 2008 the company generated no revenues and has incurred operating expenses of $ 37,833 consisting of $ 20,555 in accounting and auditing fees, 2,336 in exploration costs and expenses $ 4,588 in general and administrative expenses, $ 8,400 in professional fees and $ 1,954 in listing and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a development stage mining exploration company with on-going negative cash flow from operations. This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the nine month period ended November 30, 2008, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Bonanza mineral property. A three phase work programs on the company’s mineral claims has been recommended by Lawrence Sookochoff, the Company’s Professional Engineer on his December 12, 2007 Geological Report entitled “Geological Report on the Bonanza Mineral Claim”.

As of the date of this report, the company has not commenced any of the recommended work program. It intents to commence phase one of the work program in early April 2009. The company can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

While the Company has sufficient funds to complete the recommended phase one and two exploration program on the Bonanza mineral claim, it will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to eventually proceed with the proposed phase three of the geological work program on the property. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock. However the Company cannot provide investors with any assurance that it will be able to secure sufficient funding from the sale of its common stock to fund the subsequent phase four of the exploration program. The Company believes that debt financing will not be an alternative for funding the complete exploration program. The Company does not have any arrangements in place for any future equity financings.

Plan of Operation

The Company’s plan of operation for the twelve months following the date of this report is to complete the recommended phase one, two and three of the exploration program on the Bonanza mineral claim as outlined in the company’s geological report dated December 12, 2007.

To date, we have not yet commenced phase one of the exploration program on the Bonanza mineral claim.

We will commence the first phase of the exploration work program, consisting of trenching and sampling over known mineralized zones, in the month of April 2009 and we anticipate this phase will cost approximately $6,500 and will take up to one month to complete.

We will then review and analyze results from phase 1 and based on Geologist’s recommendations from same we will then undertake the phase two work program, consisting of:

a.	VLF-EM and soil geochemical surveys anticipated to cost approximately $8,500 and
b.	sampling and geological mapping of the veins within anomalous zones anticipated to cost$13,000.

Work for both segments of phase two program, anticipated to cost a total of $21,500, will be conducted during the late spring of 2009. This program will take approximately two months to complete.

We will then review and analyze results from phase 2 and based on Geologist’s recommendations from same we will then undertake the phase three work program, consisting of test diamond drilling of the prime targets, during the late summer of 2009. This program will cost approximately $45,000 and will require approximately two months to complete.

Additionally, the Company anticipates incurring approximately $20,000 for administrative expenses including accounting and audit costs ($12,000), legal fees ($2,000), rent and office costs ($1,000), computer costs ($500), telephone costs ($200), Edgar filings ($2,000) and general administrative costs ($2,300) over the next 12 months.

Presently the company does not have the necessary cash to support its business operation for the next twelve months. Unless the company raises the necessary capital to implement its business plan during the next twelve months, it will be unable to support its operations and it will be forced to scale down or perhaps even cease its business operation.

The Company plans to have its common shares posted for trading on the FINRA Over The Counter Bulletin Board and has recently retained a market maker to sponsor a 15c211 application in order to undertake this process. Upon approval of this application, by FINRA, the common shares of the company will be posted for trading on the OTC BB. The Market Maker is presently reviewing this application.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Mineral Interest

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have been expensed.

The company’s mineral rights, which were originally booked as an asset on its balance sheet, were deemed impaired and were subsequently written off.

As of November 30, 2008, the Company has expensed a total of $11,336 related to the mineral rights acquisition and exploration costs.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and with a negative cash flow from operations of $39,527 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to expand operations and for further exploration

Management has plans to seek additional capital funding to implement its business plan through private placement and public offerings of common shares in its capital stock

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective March 1, 2008, management adopted SFAS No. 157 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by SFAS No. 157-2. In February 2008, the FASB issued Staff Position No. SFAS 157-2 (FSP No.157-2), Effective Date of FASB Statement No. 157 , that defers the effective date of SFAS No. 157 for one year for certain

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.

51.” This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of Public Company Oversight Board, or PCAOB, Auditing Standards No. 6, “Evaluating Consistency of Financial Statements (AS/6).” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” This results in inconsistencies in the recognition and measurement of claim liabilities. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the statement will improve the quality of information provided to users of financial statements. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 163 is not expected to have a material impact on the Company’s financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks including changes in interest rates. The Company does not undertake any specific actions to limit those exposures.

Item 4T. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Report on Form 8-K
On December 12, 2008, Eide Bailly LLP (“Eide Bailly”) provided notice to the Company that they would be resigning as the Company’s’ independent registered public accounting firm. On December 16, 2008, the company filed a Report on Form 8K disclosing the resignation of Eide Bailly and the appointment Webb & Company as the Company’s’ independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on form 8K during the three months ending June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supatcha Resources Inc.

/s/ “Don Axent”
Don Axent, Director

Date: January 14, 2009.