Form 10-K
period 2009-02-28
Supatcha Resources Inc.
filed 2009-06-10
CIK 1443105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-153293

SUPATCHA RESOURCES INC.
(Name of small business issuer in its charter)

Nevada	98-0593835
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

80 S. Court Street
Thunder Bay, Ontario
Canada P7B 2X4
(Address of principal executive offices)

(807) 344 - 2644
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
 (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required
to submit and post such files). Yes [   ]    No [   ]

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III if this Form 10-K or any amendment to this Form
10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the
Exchange Act (Check one):

Large Accelerated Filer [   ]      Accelerated Filer [   ]      Non-Accelerated Filer [   ]      Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:
Yes [X]      No [   ]

State issuer's revenues for its most recent fiscal year: None.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of
5,700,000 shares valued at $.001, or $57,000.

The number of shares of the registrant's common stock outstanding as of May 21, 2009: 12,200,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General

We were incorporated in the State of Nevada on August 21, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on the Bonanza Claim located in British Columbia, Canada. We maintain our statutory registered agent's office at Empire Stock Transfer Inc. at 2470 Saint Rose Pkwy, Suite 304, Henderson, Nevada 89074. Our business office is located at 80 S. Court Street, Thunder Bay, Ontario, Canada P7B 2X4. Our telephone number is (807) 344 - 2644.

We are an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We have an option to acquire a 100% interest in one mineral collectively known as the Bonanza claim. We have not yet commenced exploration. There is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Economic feasibility refers to a formal evaluation completed by an engineer or geologist which confirms that the property can be successfully operated as a mine. Legal feasibility refers to the completion of a survey of the mineral claims comprising the Bonanza claim in order to ensure that the mineralization that we intend to exploit is within the claims boundaries. The cost of such a survey is estimated to be $25,000.

Our plan of operation is to conduct exploration work on the Bonanza claim in order to ascertain whether it possesses economic quantities of zinc. There can be no assurance that economic mineral deposits or reserves, exist on the Bonanza Claim until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Our Directors Donald Axent, William Kosoris and Brian Matsun have no professional training or technical credentials in the exploration, development and operation of mines. Management's decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

Even if we complete our proposed exploration programs on the Bonanza Claim and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Mining Claims – Description, Location, Access and Mineralization

On October 22, 2007, we entered into a Purchase and Sale Agreement with Ms. Kimberley Sinclair of North Vancouver, British Columbia, whereby she agreed to grant us a 100% undivided right, title and interest in one mineral claim located in the Greenwood Mining District of British Columbia, Canada for US$6,500.

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

The Bonanza claim is owned 100% by Supatcha Resources Inc.

To maintain the ownership of the claim, the company is obligated to either complete exploration work of Cdn$4.00 per hectare per year for the three years after staking thence Cdn$8.00 per hectare per year in the future years or in the alternative of the exploration expenditures, the payment of the equivalent of cash in lieu prior to the Expiry Date.

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

History

There is no reported production from the Bonanza Claim, however prospect pits within the confines of the claim indicates former exploration of mineral zones.

Exploration work on the Bonanza Claim has been conducted off and on since the early 1900’s. In 1901, during underground exploration on the Ruby Claim Group, which included two other claims, one being the Bonanza claim, four shafts and two tunnels were reported. One of the tunnels was twenty-seven metres long and one forty-three metres long. Two shafts, one 21 metres and one 3.6 metres deep were reported and another two shafts, 9 and 7.6 metres deep and one tunnel 12 metres long were also reported. The mineral zones that were explored were quartz/carbonate veins hosting lead, zinc and silver. A small amount of ore of unknown grades from the property was reportedly shipped. In 1969, three drill holes were completed, as well as a bulk sample from the lower entrance of one of the drill holes. Shipments of silver bearing ore were reported but not documented. In 1983, an examination reported mineralization of gold and silver.

Physiography, Climate, Vegetation and Water

The Bonanza Claim is located within the Christina Range of the Monashee Mountains that is characterized by moderate to steep forested slopes to elevations of 5,000 feet. Elevations on the property range between 1,800 feet and 2,825 feet.

The region is situated within the dry belt of British Columbia with rainfall between 25 and 30 centimeters per year. Temperatures during the summer months range from 25 to 30 degrees Celsius and from -15 to an average of 8 degrees Celsius during the winter months. Snow covers the property from December to April, making exploration impossible year-round. On lower elevations, the property is free of snow for nine months of the year.

Sufficient water is accessible from Volcanic Creek or Granby River, both adjacent to the property. There are also a number of other variably sized water courses within the boundary of the property.

Electrical power is accessible from a high voltage transmission line that is within one mile of the property.

Geology Definitions

In the following sections discussing the geology of the Bonanza claim, the following technical terms have the indicated meanings:

Pennsylvanian is the time period beginning 320 million years ago and ending approximately 290 million years ago.

Metamorphic complex are metamorphic rocks constituting a whole group closely related on a regional and/or stratigraphic basis. Metamorphic rock is rock that has undergone chemical or structural changes including heat, pressure, or a chemical reaction.

Polymetallic is a substance comprised of a combination of different metals.

Skarn is metamorphic rock that is usually variably colored green or red, occasionally grey, black, brown or white.

Igneous Pluton is an intrusive rock formed by the crystallization of magma (lava) below the surface of the Earth. Plutons are bodies of magma that solidify underground before they reach the surface of the earth. Intrusive refers to rock that cooled and penetrated into or between other rocks beneath the earth’s crust.

Triassic refers to the first period of the Mesozoic era, extending from 225 to 180 million years ago. Conglomerates are rocks made up of fragments of rock or pebbles, cemented together by some other material. Limestone is a sedimentary rock consisting mainly of calcium that was deposited by the remains of marine animals. Chalcopyrite is a sulphide mineral of copper and iron; the most common ore mineral of copper.

Hematite is the most common iron ore, it is a natural iron oxide that is reddish or brown in colour with Quaternary alluvium to the west.

Cherts are a very fine grained rock formed in ancient ocean sediments.

Siliceous argillites are a compact rock derived from siltstone, mudstone, or shale which has been hardened or consolidated by pressure, cementation, or heat. It does not break into thin layers, as do shale and slate. It is regarded as a product of weak metamorphism. Siliceous means the argillites contains silica or a compound of silicon.

Siliclastic Rocks are rock-forming minerals composed of pre-existing rock fragments produced from weathering and erosion that contain silicon, oxygen, and usually one or more other common elements

Devonian is the period from 405 million to 345 million years ago.

Permian is the period from 280 million to 230 million years ago.

Knob Hill Group, locally named, refer to the group of cherts, siliceous argillites and siliclastic rock.

Triassic (225 million years ago) Brooklyn Group includes thick units of sharpstone conglomerate (also known as breccia, a coarse-grained rock composed of angular, broken rock fragments held together by a mineral cement or in a fine-grained matrix) and limestone (a sedimentary rock consisting mainly of calcium that was deposited by the remains of marine animals) as well as thinner beds of siltstone (a sedimentary rock similar in composition to mudstone, but slightly coarser grained), sandstone (sedimentary rock consisting of sand consolidated with some cement) and calcareous (containing calcium carbonate) chert-pebble conglomerate.

Quaternary alluvium is the soil or sediments deposited by a river or other running water. Alluvium is typically made up of a variety of materials, including fine particles of silt and clay and larger particles of sand and gravel. These alluvium deposits consist primarily of sand and gravel and vary from sparse to many meters thick and locally occur in pockets. Quaternary refers to a period consisting of approximately the last 2 million years of earth history, including present time.

Quartz is one of the most common minerals in the Earth's continental crust.

Calcite is a mineral composed of calcium carbonate.

A fault is a break in the Earth's crust caused by tectonic forces which have moved the rock on one side with respect to the other. They may extend many kilometres, or be only a few centimetres in length and similarly, the movement or displacement along the fault may vary widely.

Galena is a metallic, gray mineral containing lead and sulfur. It is the most common lead mineral and the chief source of lead.

Sphalerite (ZnS) is a mineral that is the chief ore of zinc. It consists largely of zinc sulfide in crystalline form but almost always contains variable iron.

Pyrite is a mineral composed of silicon and oxygen that is often mistaken for real gold and is know as “fool’s gold”.

A drift is rock debris overlying the solid bedrock which was transported by glacial and fluvial (such as glaciers or rivers) or by mass movement including landslides.

Regional Geology

A major structure, the Granby River Fault, trends northerly through the property and separates the pre-Pennsylvanian Grand Forks Metamorphic Complex to the east from the Pennsylvanian to Tertiary rocks to the west. The Grand Forks Group is almost completely void of metallic mineral deposits. Pennsylvanian Permean rocks host a number of massive sulfide deposits plus numerous small shear zone polymetallic sulfide lenses.

Metal quartz veins and small skarn type deposits have developed where rocks have been intruded by later igneous plutons.

The Triassic sequence of conglomerates and bedded limestone are host to the major ore deposits of the area. The chalcopyrite gold hematite ore deposits of the Phoenix, B.C., Motherlode, Sunset and Oro Denora all belong to this group.

Property Geology

The Bonanza Claim is indicated to cover a central southerly narrowing formation of cherts, siliceous argillites, and siliclastic rocks of the Devonian to Permian Knob Hill Group in fault contact with the Triassic Brooklyn Formation of undivided sedimentary rocks to the east, and with Quaternary alluvium to the west.

Property Mineralization

On the Bonanza mineral claim, northeast linear trends of faults are indicated as fault contacts between the Knob Hill Group and the Brooklyn Formation. Quartz and calcite veining is common in the intensely fractured zones along the two faults. A narrow quartz vein containing galena, sphalerite and pyrite is exposed in the upper adit, or entrance, the Bonanza fracture strikes 125 degrees and dips 83 degrees north. A random chip sample from this vein contained . gold and silver. The lower adit, or entrance, (now inaccessible) extends 153 feet as a cross cut to intersect the vein and a drift extends 48 feet northeast and 6 feet to the southwest which indicates that this vein is parallel to the bedding of the host rocks and completely separate from the cross fracture exposed in the upper adit. A shipment of sorted ore from the lower adit is reported to have carried values in gold, silver, lead and zinc. A sample of pyritic chert from claim Ruby 5 contained significant gold.

Supplies

Supplies and manpower are readily available for exploration of the property.

Other

Other than our interest in the Bonanza Claim, we own no business or other property.

Summary Report on Properties

Mr. Laurence Sookochoff, P.Eng. was hired by Supatcha to provide an initial Geology Report dated December 12, 2007 on the Bonanza Claim. Mr. Sookochoff has been continuously practicing in his profession as a geologist since 1966, and has been involved in geological research, prospecting and exploration for metals. He graduated from the University of British Columbia, Vancouver, Canada, with a B.Sc. degree in Geology. He is a member of the Association of Professional Engineers and Geoscientists of the Province of British Columbia (No. 23572). Mr. Sookochoff is also president of Sookochoff Consultants Inc. He does not have any interest in the Bonanza Claim or the Company. Mr. Sookochoff has not visited the property. His report details the geological and exploration history of the Bonanza Claim, including the land status, climate, geology and mineralization. Based upon previous exploration activity in the area, Mr. Sookochoff recommends the Company conduct a specific exploration program on the Bonanza Claim. The purpose of this report was to evaluate the area of the claim group, and the prior exploration work conducted on the claims, and to recommend an exploration program.

Recommended Exploration Program

Mr. Sookochoff recommends an initial results-based three-phase exploration program. The total estimated cost of the recommended exploration program is US$73,000.

The exploration program proposed by Mr. Sookochoff is designed to determine whether mineralization exists to the extent that further exploration is recommended to outline any such mineralized zones. It is uncertain at this time the precise quantity of minerals in the property that would justify actual mining operations. If we decide to abandon our mineral claim at any stage of our exploration program, we intend to acquire other properties and conduct similar exploration programs. The other properties may be located in the same mining district or we may in the future explore properties located in other jurisdictions, which may include other provinces in Canada, or in the United States. Currently, the Company does not have any other properties or any intentions of acquiring any other properties. Mr. Sookochoff recommends a three-phase exploration program to further evaluate the Bonanza claim.

Phase I would consist of trenching and sampling of rock and soil from the property for metal analysis. Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analysed for mineral content. Soil sampling involves gathering dirt from property areas with the most potential to host economically significant mineralization based on past exploration results. Samples are gathered that appear to contain precious metals such as gold and silver, or industrial metals such as copper. All samples gathered are sent to a laboratory where they are crushed and analysed for metal content. It is estimated that Phase I would be completed in late summer of 2009 and the estimated cost to complete this phase is US$6,500.

Phase II would consist of VLF-EM and soil geochemical surveys to determine the potential for significant mineralization under the property surface as well as sampling and geological mapping of the veins within anomalous zones. It is estimated that Phase II would be completed in the early fall of 2009 and the estimated cost to complete this phase is US$21,500.

VLF-EM surveys consist of two separate surveys: the very low frequency (VLF) survey and the electromagnetic survey. Very low frequency surveys use radio waves to determine whether rocks on a mineral property conduct electricity. Electromagnetic surveys use electricity and magnets to determine conductivity. Almost all of the precious and base metals that the Company seeks are above average conductors of electricity and will affect the VLF and electromagnetic readings. Electromagnetic (EM) surveys involve measuring the strength of the earth's magnetic field. Variations in the magnetic readings on a property may indicate the increased likelihood of precious or base minerals in the area.

Geochemical analysis consists of consists of a geologist and his assistant gathering grab samples with the most potential to host economically significant mineralization based on their observation of any surface rocks. Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as copper. All samples gathered are sent to a laboratory where they are crushed and analysed for metal content.

Geological mapping involves recording previous exploration data on the property based on the grid area upon which the exploration was conducted in order to determine the best property locations to conduct subsequent exploration work.

Phase III would consist of test drilling for diamonds. It is estimated that Phase III would be completed in the late fall, early winter of 2009 and the estimated cost to complete this phase is US$45,000.

Proposed Budget

Approximate costs for the recommended three phase program are as follows:

Phase One:

Trenching and sampling over known mineralized zones	$6,500.00

Total:	$6,500.00

Phase Two:

VLF-EM and soil geochemical surveys	$8,500.00

Sampling and geological mapping	$13,000.00

Total:	$21,500.00

Phase Three:

Test diamond drilling of the prime targets	$45,000.00

Total Estimated Cost	$73,000.00

Compliance with Government Regulation

The laws of British Columbia govern work on the claim. Title to mineral claims are issued and administered by the Land Title Office and any work on the property must comply with all provisions under the Mineral Tenure Act (British Columbia). A mineral claim acquires the right to the minerals, which were available at the time of location and as defined in the Mineral Tenure Act (British Columbia). There are no surface rights included, but the title holder has the right to use the surface of the claim for mining proposes only. All work carried out on a claim that disturbs the surface by mechanical means requires a Notice of Work and must receive written approval from the District Inspector of Mines prior to commencement.

Competitive Factors

The mining industry is fragmented, that is there are many, many mineral prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find zinc on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the zinc mining market. Readily available zinc markets exist in Canada, the United States and around the world for the sale of zinc. Therefore, we will be able to sell any zinc that we are able to recover.

Location Challenges

We do not expect any major challenges in accessing the property during the initial exploration stages. However, due to the seasonal winter conditions of the area, we can only access the property between June and October of each year.

Regulations

Our mineral exploration program will comply with the British Columbia Mineral Tenure Act. This act sets forth rules for:

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We also have to comply with the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

In order to explore for minerals on our mineral claim we must submit the plan contained in this prospectus for review. We believe that the plan as contained in this prospectus will be accepted and an exploration permit will be issued to our agent or us. The exploration permit is the only permit or license we will need to explore for precious and base minerals on the mineral claim.

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that result in a physical disturbance to the land. Accordingly, we may be required to obtain a work permit depending on the complexity and affect on the environment if we proceed beyond the exploration work contemplated by our proposed exploration programs. The time required to obtain a work period is approximately four weeks. We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of Phases 1, 2 and 3 of the exploration program.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the summary report. As mentioned above, we will have to sustain the cost of reclamation and environmental remediation for all exploration and other work undertaken. The amount of reclamation and environmental remediation costs are not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any mineral resource at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potential mineral deposit is discovered.

If we enter into substantial exploration, the cost of complying with permit and regulatory environment laws will be greater than in Phases 1, 2 and 3 because the impact on the project area is greater. Permits and regulations will control all aspects of any program if the project continues to that stage because of the potential impact on the environment. We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a substantial project. An environmental review is not required under the Environmental Assessment Act to proceed with the recommended Phase 1, 2 or 3 exploration programs on our Bonanza Claim.

Environmental Factors

We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended three phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Employees

We are a development stage company and we intend to use the services of contractors and consultants for exploration work on our property. At present, we have no paid employees.

Research and Development Expenditures

The Company has not incurred any research or development expenditures since our incorporation other than those incurred during in our development program on the Bonanza Mineral Claim.

Subsidiaries

As of February 28, 2009 the company does not own or operate any subsidiaries.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patents or trademarks.

Reports to Security Holders

Although we are not required to deliver a copy of our annual report to our security holders, we will voluntarily send a copy of our annual report, including audited financial statements, to any registered shareholder who requests it. The Company undertook to file reports with the U.S. Securities and Exchange Commission when our registration statement on Form SB-1 was declared effective.

ITEM 2. PROPERTIES

Our offices are currently located at 80 S. Court Street, Thunder Bay, Ontario, Canada P7B 2X4. Our telephone number is (807) 344-2644.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock has been listed on the FINRA over-the-counter Electronic Bulletin Board since March 19, 2009, which is a subsequent event from the company’s year end. Our Common Stock is traded on the OTC Bulletin Board under the trading symbol SAEI. The following table below presents the closing high and low closing bid prices for our common stock for each quarter. No trading of common stock has taken place during the company’s year ending February 28, 2009

Closing Bid Prices
2008/2009		High		Low
December 1 2008 thru
February 28, 2009	$	.nil	$	nil

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

The Company did not repurchase any shares of its issued and outstanding shares of common stock during the fiscal year ended February 28, 2009.

On October 15, 2007, the Company, in reliance upon Regulation S under the Securities Act of 1933, as amended, issued issued 6,500,000 shares of common stock to two directors and officers of the company in consideration of $0.001 per share for a total of $6,500.

On December 31, 2007, the Company, in reliance upon Regulation S under the Securities Act of 1933, as amended, issued 5,700,000 shares of common stock to forty individuals in consideration of $0.01 per share for a total of $57,000.

At year ended February 28, 2009, the Company had 42 registered shareholders of record.

The stock transfer agent and registrar for the Common Stock of the Company is Empire Stock Transfer Inc., 7251 West Lake Mead Blvd. Suite 300, Las Vegas, NV 89128.

ITEM 6. SELECTED FINANCIAL DATA.

None

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Information and Cautionary Statements

When used in this report on Form 10-K, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and those actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operation," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Plan of Operation

We are an exploration stage company. We have not yet started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to cover our financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we identify minerals worthy of exploatation and begin removing and selling such minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other sources for cash at this time are loans from related parties and additional sales of common stock. Our success or failure will be determined by what additional financing we obtain and what we find under the ground.

If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our officers and directors are unwilling to make any commitment to loan us any money except to cover expenses relating to reclamation if materialized material is not found at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

We own a 100% interest in one mineral claim. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

Since inception, we have issued 12,200,000 shares of our common stock and received $63,500 in proceeds from these sales.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

In September 2007, we issued 3,500,000 shares of common stock to our President, Mr. Donald Axent and 3,000,000 shares of common stock to our Secretary, Mr. William Kosoris, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $6,500. This was accounted for as an acquisition of shares.

As of February 28, 2009, our total assets were $8,469 and our total liabilities were $5,319. This is the company’s sole asset and resource. As a result, the independent auditors of the Company have expressed substantial doubt about the Company’s ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the February 28, 2009 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property acquisitions and valuation of stock-based compensation.

Cash and Cash Equivalents
Cash and cash equivalents are highly liquid investments, such as term deposits with major financial institutions, having a maturity of three months or less at acquisition, that are readily convertible to contracted amounts of cash.

Mineral Property
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of February 28, 2009, the Company had expensed $11,336 related to the mineral rights acquisition and exploration costs.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of February 28, 2009 and February 29, 2008, there were no common share equivalents outstanding.

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of February 28, 2009 and February 29, 2008, the Company has a net operating loss carryforward of approximately $59,279 and $13,196 respectively, available to offset future taxable income through 2029. The valuation allowance at February 28, 2009 and February 29, 2008 was $20,155 and $4,487, respectively. The net change in the valuation allowance for the year ended February 28, 2009 was an increase of $15,668.

Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 Accounting for Goodwill and Other Intangible Assets@ and Accounting for Impairment or Disposal of Long-Lived Assets@ (ASFAS No. 142 and 144@). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Registered Public Accountant

(i)	On December 12, 2008, Eide Bailly LLP (“Eide Bailly”) provided notice to the Company that Eide Bailly will be resigning as the Company’s’ independent registered public accounting firm.

(ii)

In connection with the audits, there were (1) no disagreements with Eide Bailly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Eide Bailly, would have caused them to make reference in connection with their opinion to the subject matter of the disagreements, and (2) no reportable events (as defined in Regulation S-K Item 304(a)(I)(v)).

(iii)

In connection with its review of financial statements through August 31, 2008 and through the date of their resignation on December 12, 2008, there have been no disagreements with Eide Bailly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Eide Bailly would have caused them to make reference thereto in their report on the financial statements.

(iv)	Registrant has requested from Eide Bailly a letter addressed to the SEC stating whether or not it agrees with the above statements. . A copy of such letter is filed as an Exhibit to this Form 8-K.

(b)	New independent registered public accountants

(i)

Effective as of December 12, 2008, the Company engaged Webb & Company, P.A. (“Webb”) as its new independent registered public accountants. The decision to engage Webb was made and approved by the Board of Directors.

(ii)

During the two most recent fiscal years and through December 12, 2008, Supatcha Resources, Inc. (“Supatcha”) has not consulted with Webb regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Supatcha financial statements; (ii) the type of audit that might be rendered; or (iii) any matter that was either subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of February 28, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Current Management of the Company

The following table sets forth the name, age, and positions with the Company for each of the present directors and officers of the Company.

Name and Addres	Age	Position
Donald Axent President, CEO, and a Director 80 S. Court Street Thunder Bay, Ontari Canada P7B 2X4	58	President, chief executive officer and director
William Kosoris Secretary and a Director 80 S. Court Street Thunder Bay, Ontari Canada P7B 2X4	51	Secretary and director
Brian Matsun Treasurer and a Director 80 S. Court Street Thunder Bay, Ontari Canada P7B 2X4	54	Chief financial officer, treasurer and director

The persons named above have held offices/positions since inception of our company and are expected to hold his offices/positions until the next annual meeting of our stockholders.

Our officers and director are involved in other outside business interests. Mr. Don Axent spends 15% of his time working on our corporate matter. Our directors spend 10% of their time working on our corporate matters.

Background of officers and directors

Since our inception on August 21, 2007, Donald Axent has been our president, chief executive officer and director, William Kosoris has been our secretary and director, and, Brian Matsun has been our treasurer, chief financial officer and director.

Mr. Axent, since 1994, Mr. Axent has been a self employed owner and operator of Auto-One International, a retail and wholesale auto sale business and of Auto-One Car Care & Service Centre, an auto service and repair business, both businesses located in Thunder Bay, Ontario, Canada. Mr. Axent has acted as President and director of of Tao Minerals Ltd., an OTC Bulletin Board listed company, from September 2003 until March 2006. As well he is President of D.A. Axent Limited, a Holding Company, since 1975.

Mr. William Kosoris is employed as a senior automotive technician and has been owner and operator of Bill Kosoris Automotive Ltd. located in Thunder Bay, Ontario, Canada since 1997. In 1981, Mr. Kosoris completed the Ontario Automotive Apprentice Program. He is well educated in the automotive industry having taken several courses on automotive systems and diagnostics.

Mr. Brian Matsun has been a Suppression Firefighter for the City of Thunder Bay Fire Department since 1990. Since 2000, Mr. Matsun has been employed part time in the sales and service department of Teleco, a local telephone company in Ontario selling cellular phones. Mr. Matsun received his Tech Diploma at Westgate Collegiate and Vocational Institute in Thunder Bay, Ontario in 1972. He also received his Architectural Engineering Technician Diploma at the Confederation College in Thunder Bay in 1974.

During the past five years, Mr. Axent, Mr. Kosoris and Mr. Matsun have not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. Axent, Mr. Kosoris or Mr. Matsun were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Axent, Mr. Kosoris or Mr. Matsun’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

The Company has no significant employees other than the executive employees and directors described above.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors. The Company plans to form and implement an audit committee and hire a Chief Financial Officer who also may serve on the Board of Directors.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the Securities and Exchange Commission. The Company has not registered as a public company under Section 12 of the Securities Exchange Act of 1934, and therefore no reports have been filed under Section 16(a) thereunder.

ITEM 11. EXECUTIVE COMPENSATION

The officers and directors of the Company have not received a salary from the Company. All executives and directors who have received any compensation for their service to the Company such compensation has been in the form issuances of restricted Common Stock of the Company. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the additional issuances to such persons of any shares of the Company's authorized and unissued common stock other than reported below.

All executive officers, for services in all capacities to the Company, received no cash compensation during the fiscal years ended February 28, 2009.

Summary Compensation Table

SUMMARY COMPENSATION TABLE
	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Donald Axent President, CEO, and a Director	2009 2008	None None	None None	None None	None None	None None	None None	None None	None None
William Kosoris Secretary and a Director	2009 2008	None None	None None	None None	None None	None None	None None	None None	None None
Brian Matsun Treasurer and a Director	2009 2008	None None	None None	None None	None None	None None	None None	None None	None None

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The members of our board of directors are not compensated for their services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us that owns more than 5% of our outstanding Common Stock as of May 27, 2009, and by the officers and directors of the Company, individually and as a group. Except as otherwise indicated, all shares are owned directly.

The following table sets forth certain information with respect to the beneficial ownership of our company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of our Company as a group:

		Amount and Nature	Percentage
Name and Address	Title of Class	of Beneficial Ownership	of Class (1)
Donald Axent	Common	3,500,000	28%
Thunder Bay, Ontario, Canada
President and Director
William Kosoris	Common	3,000,000	24%
Director and Secretary

Brian Matsun	None	None	0%
Director and Treasurer
All officers & directors as	Common	6,500,000	52%
a group consisting of three
people

(1) The percentage of class is based on 12,200,000 shares of common stock outstanding as of May 27, 2009.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2007, we issued a total of 6,500,000 shares of restricted common stock to Donald Axent and William Kosoris, our directors in consideration of $6,500.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2009 and 2008, for the reviews of the financial statements included in our reports on Form 10-Q, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years. For the Company’s fiscal years ended February 28, 2009 we were billed approximately $4,586 by Webb & Company , P.A. and in 2008, we were billed approximately $7,366 by Murrel, Hall, McIntosh & Co., PLLP.

Audit Related Fees

There were $0 fees for audit related services for the years ended February 28, 2009 by Webb & Company, P.A., and in 2008 there was $0 fees for audit related services.

Tax Fees

For the Company’s fiscal years ended February 28, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended February 28, 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(STATED IN U.S. DOLLARS)

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEETS AS OF FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

PAGE	2	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED FEBRUARY 28, 2009, FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO FEBRUARY 29, 2008, AND FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO FEBRUARY 28, 2009

PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO FEBRUARY 28, 2009

PAGE	4	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED FEBRUARY 28, 2009, FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO FEBRUARY 29, 2008, AND FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO FEBRUARY 28, 2009

PAGES	5-10	NOTES TO FINANCIAL STATEMENTS

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(STATED IN U.S. DOLLARS)

	February 28,	February 29,
	2009	2008

ASSETS
CURRENT ASSETS
Cash	$8,469	$53,683

TOTAL ASSETS	$8,469	$53,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,169	$3,300
Due to related party	1,150	1,150

TOTAL LIABILITIES	5,319	4,450

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 69,000,000 shares
authorized, 12,200,000 shares issued and outstanding	12,200	12,200
Additional paid in capital	56,229	50,229
Accumulated deficit during exploration stage	(65,279)	(13,196)
Total Stockholders’ Equity	3,150	49,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,469	$53,683

See accompanying notes to Audited financial statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(STATED IN U.S. DOLLARS)

		For the Period From	For the Period From
	For the	August 21, 2007	August 21, 2007
	Year Ended	(Inception) to	(Inception) to
	February 28, 2009	February 29, 2008	February 28, 2009
OPERATING EXPENSES
Accounting and auditing fees	$23,456	$3,300	$26,756
Consulting fees	5,000	-	5,000
Exploration costs and	2,336	9,000	11,336
expenses
General and administrative	7,628	246	7,874
Listing and filing fees	4,738	650	5,388
Legal fees	8,925	-	8,925
Total Operating Expenses	52,083	13,196	65,279

LOSS FROM OPERATIONS	(52,083)	(13,196)	(65,279)

NET LOSS BEFORE
PROVISION FOR INCOME	(52,083)	(13,196)	(65,279)
TAXES

Provision for Income Taxes	-	-	-

NET LOSS	$(52,083)	$(13,196)	$(65,279)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average number of
shares outstanding during the
period – basic and diluted	12,200,000	6,389,005

See accompanying notes to the Audited Financial Statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO FEBRUARY 28, 2009
(STATED IN U.S. DOLLARS)

						Accumulated
					Additional	Deficit During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued
to founders for cash
($0.001 per share)	-	$-	6,500,000	$6,500	$-	$-	$6,500

Common stock issued
for cash ($0.01 per	-
share)		-	5,700,000	5,700	51,300	-	57,000

Discount on sale of
common stock	-	-	-	-	(1,071)	-	(1,071)

Net loss for the period
from August 21, 2007
(inception) to February	-
29, 2008		-	-	-	-	(13,196)	(13,196)

Balance, February 29,	-
2008		-	12,200,000	12,200	50,229	(13,196)	49,233

In-kind contribution of
services	-	-	-	-	6,000	-	6,000

Net loss for the year	-	-	-	-	-	(52,083)	(52,083)

BALANCE,
FEBRUARY 28, 2009	-	$-	12,200,000	$12,200	$56,229	$(65,279)	$3,150

See accompanying notes to the Audited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(STATED IN U.S. DOLLARS)

		For the Period	For the Period
		From August	From August
	For the Year	21, 2007	21, 2007
	Ended	(Inception) to	(Inception) to
	February 28,	February 29,	February 28,
	2009	2008	2009
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss for the period	$(52,083)	$(13,196)	$(65,279)
In-kind contribution of services	6,000	-	6,000
Changes in operating activities
Accounts payable and accrued expenses	869	3,300	4,169
Due to related party	-	1,150	1,150
Net Cash Used in Operating Activities
	(45,214)	(8,746)	(53,960)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common shares	-	62,429	62,429
Net Cash Provided By Financing Activities	-	62,429	62,429

NET INCREASE (DECREASE) IN CASH	(45,214)	53,683	8,469

CASH AT BEGINNING OF PERIOD	53,683	-	-

CASH AT END OF PERIOD	$8,469	$53,683	$8,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to the Audited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO AUDITED FINANCIAL STATEMENTS
FEBRUARY 28, 2009
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

(C) Mineral Property

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of February 28, 2009, the Company had expensed $11,336 related to the mineral rights acquisition and exploration costs.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of February 28, 2009 and February 29, 2008, there were no common share equivalents outstanding.

(E) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO AUDITED FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(STATED IN U.S. DOLLARS)

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of February 28, 2009 and February 29, 2008, the Company has a net operating loss carryforward of approximately $59,279 and $13,196 respectively, available to offset future taxable income through 2029. The valuation allowance at February 28, 2009 and February 29, 2008 was $20,155 and $4,487, respectively. The net change in the valuation allowance for the year ended February 28, 2009 was an increase of $15,668.

(H) Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments, such as term deposits with major financial institutions, having a maturity of three months or less at acquisition, that are readily convertible to contracted amounts of cash.

(I) Recent Accounting Pronouncements

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

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO AUDITED FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(STATED IN U.S. DOLLARS)

(I) Recent Accounting Pronouncements (continued)

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

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
|NOTES TO AUDITED FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(STATED IN U.S. DOLLARS)

NOTE 2	MINERAL PROPERTY

Bonanza Property

Pursuant to a mineral property purchase and sale agreement dated October 22, 2007, the Company acquired a 100% interest in the 9 Units Mineral Claim, known as the Bonanza Mineral Claim, located in the Greenwood Mining Division of British Columbia, Canada, for a purchase price of $6,500. As of February 28, 2009, the Company incurred $11,336 of exploration expenditures. Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed.

NOTE 3	STOCKHOLDERS’ EQUITY

On October 15, 2007, the Company issued 6,500,000 shares of common stock at par value to its founders for cash of $6,500 ($0.001 par value per share).

On December 12, 2007, the Company issued 5,700,000 shares of common stock for cash of $57,000. The discount of $1,071 on sale of shares was recognized due to currency rate fluctuations.

As of February 28, 2009, the Company’s President contributed rent and administrative expenses with a fair value of $6,000 to the Company (See Note 4).

NOTE 4	RELATED PARTY

As of February 28, 2009, the Company’s President paid expenditures of $1,150 on behalf of the Company. This amount is unsecured, bears no interest and is due on demand.

As of February 28, 2009, the Company’s President contributed rent and administrative expenses with a fair value of $6,000 to the Company (See Note 3).

NOTE 5	CONCENTRATION OF CREDIT RISK

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $8,469 is uninsured. The company has placed its cash in a high credit quality financial institution.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO AUDITED FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(STATED IN U.S. DOLLARS)

NOTE 6	GOING CONCERN

The accompanying financial statements included herein have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has accumulated a deficit of $65,279 and has used cash from operations of $53,960 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

23.1	Consent of Webb & Company, P.A.

23.2	Consent of Murrell, Hall, McIntosh, & Co. PLLP

31.1	Rule 13a-14(a)/15d-14(a) certification of Donald Axent

31.2	Rule 13a-14(a)/15d-14(a) certification of Brian Matsun

32.1	Certification pursuant to 18 USC, section 1350 of Donald Axent

32.2	Certification pursuant to 18 USC, section 1350 of Brian Matsun

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2009

SUPATCHA RESOURCES INC.

BY: /s/ DONALD AXENT
Donald Axent, President, Principal Executive Officer, Chief Executive Officer,
and Director

BY: /s/ BRIAN MATSUN
Brian Matsun, Treasurer, Principal Financial Officer,
Principal Accounting Officer and Director