Form 10-Q
period 2009-05-31
Supatcha Resources Inc.
filed 2009-07-02
CIK 1443105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______.

SUPATCHA RESOURCES INC.
(Exact name of registrant as specified in Charter)

Nevada	333-153293	98-0593835
(State or other jurisdiction of	(Commission File No.)	(IRS Employee Identification No.)
incorporation or organization)

80 S. Court Street
Thunder Bay, Ontario
Canada P7B 2X4
(Address of Principal Executive Offices)

(807) 344 - 2644
(Issuer Telephone number)

__________________________________
(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes [ X ]    No [   ]

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

Large Accelerated Filer [   ]          Accelerated Filer [   ]           Non-Accelerated Filer [   ]          Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes [ X ]    No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 1, 2009: 12,200,000 shares of
Common Stock.

1

SUPATCHA RESOURCES INC.

FORM 10-Q
May 31, 2009
INDEX

2

Item 1. Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED UNAUDITED FINANCIAL STATEMENTS
May 31, 2009
(STATED IN U.S. DOLLARS)

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MAY 31, 2009 (UNAUDITED) AND FEBRUARY 28, 2009

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008, FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO MAY 31, 2009 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO MAY 31, 2009 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008, FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO MAY 31, 2009 (UNAUDITED)

PAGES	5-8	NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
(STATED IN U.S. DOLLARS)

	May 31,	February 28,
	2009	2009
	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$7,817	$8,469

TOTAL ASSETS	$7,817	$8,469

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,543	$4,169
Due to related party	6,150	1,150

TOTAL LIABILITIES	10,693	5,319

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 1,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 69,000,000 shares
authorized, 12,200,000 shares issued and outstanding	12,200	12,200
Additional paid in capital	57,729	56,229
Accumulated deficit during exploration stage	(72,805)	(65,279)
Total Stockholders’ Equity (DEFICIENCY)	(2,876)	3,150

TOTAL LIABILITIES AND STOCKHOLDERS’	$7,817	$8,469
EQUITY (DEFICIENCY)

See accompanying notes to condensed unaudited financial statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(STATED IN U.S. DOLLARS)
(UNAUDITED)

	For the Three	For the Three	For the Period From
	Months Ended May	Months Ended May	August 21, 2007
	31, 2009	31, 2008	(Inception) to May 31,
			2009
OPERATING EXPENSES
Accounting and auditing fees	$5,884	$7,267	$32,640
Consulting fees	-	-	5,000
Exploration costs and	-	-	11,336
expenses
General and administrative	1,524	1,540	9,398
Listing and filing fees	118	-	5,506
Legal fees	-	-	8,925
Total Operating Expenses	7,526	8,807	72,805

LOSS FROM OPERATIONS	(7,526)	(8,807)	(72,805)

NET LOSS BEFORE
PROVISION FOR INCOME	(7,526)	(8,807)	(72,805)
TAXES

Provision for Income Taxes	-	-	-

NET LOSS	(7,526)	$(8,807)	$(72,805)

Net loss per share - basic and	(0.00)	(0.00)
diluted

Weighted average number of
shares outstanding during the
period – basic and diluted	12,200,000	12,200,000

See accompanying notes to the condensed unaudited Financial Statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO MAY 31, 2009
(STATED IN U.S. DOLLARS)
(UNAUDITED)

						Accumulated
					Additional	Deficit During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued
to founders for cash
($0.001 per share)	-	$-	6,500,000	$6,500	$-	$-	$6,500

Common stock issued
for cash ($0.01 per	-
share)		-	5,700,000	5,700	51,300	-	57,000

Discount on sale of
common stock	-	-	-	-	(1,071)	-	(1,071)

Net loss for the period
from August 21, 2007
(inception) to February	-
29, 2008		-	-	-	-	(13,196)	(13,196)

Balance, February 29,	-
2008		-	12,200,000	12,200	50,229	(13,196)	49,233

In-kind contribution of
services	-	-	-	-	6,000	-	6,000

Net loss for the year	-	-	-	-	-	(52,083)	(52,083)

BALANCE,
FEBRUARY 28, 2009	-	-	12,200,000	12,200	56,229	(65,279)	3,150

In-kind contribution of
services	-	-	-	-	1,500	-	1,500

Net loss for the period	-
ended		-	-	-	-	(7,526)	(7,526)

MAY 31, 2009	-	$-	12,200,000	$12,200	$57,729	$(72,805)	$(2,876)

See accompanying notes to the condensed unaudited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)
(UNAUDITED)

			For the Period From
	For the Three	For the Three	August 21, 2007
	Months Ended	Months Ended	(Inception) to May
	May 31, 2009	May 31,2008	31, 2009
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss for the period	$(7,526)	$(8,807)	$(72,805)
In-kind contribution of services	1,500	1,500	7,500
Changes in operating activities
Prepaid expenses	-	(5,000)	-
Accounts payable and accrued expenses	374	(923)	4,543

Net Cash Used in Operating Activities	(5,652)	13,230	(60,762)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Provided By Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Due to related party	5,000	-	6,150
Issuance of common shares	-	-	62,429
Net Cash Provided By Financing Activities	5,000	-	68,579

NET INCREASE (DECREASE) IN CASH	(652)	(13,230)	7,817

CASH AT BEGINNING OF PERIOD	8,469	53,683	-

CASH AT END OF PERIOD	$7,817	$40,453	$7,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to the condensed unaudited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MAY 31, 2009
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

(B) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(C) Use of Estimates

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

(D) Mineral Property

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of May 31, 2009, the Company had expensed $11,336 related to the mineral rights acquisition and exploration costs since inception.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of May 31, 2009 and May 31, 2008, there were no common share equivalents outstanding.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MAY 31, 2009
(STATED IN U.S. DOLLARS)

(F) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Income Taxes

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

(J) Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of Public Company Oversight Board, or PCAOB, Auditing Standards No. 6,

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL
STATEMENTS MAY 31, 2009
(STATED IN U.S. DOLLARS)

“Evaluating Consistency of Financial Statements (AS/6).” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.

NOTE 2	MINERAL PROPERTY

Bonanza Property

Pursuant to a mineral property purchase and sale agreement dated October 22, 2007, the Company acquired a 100% interest in the 9 Units Mineral Claim, known as the Bonanza Mineral Claim, located in the Greenwood Mining Division of British Columbia, Canada, for a purchase price of $6,500. As of May 31, 2009, the Company incurred $11,336 of exploration expenditures since inception. Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed.

NOTE 3	STOCKHOLDERS’ EQUITY

On October 15, 2007, the Company issued 6,500,000 shares of common stock at par value to its founders for cash of $6,500 ($0.001 par value per share).

On December 12, 2007, the Company issued 5,700,000 shares of common stock for cash of $57,000. The discount of $1,071 on sale of shares was recognized due to currency rate fluctuations.

As of May 31, 2009, the Company’s President contributed rent and administrative expenses with a fair value of $7,500 to the Company since inception(See Note 4).

NOTE 4	RELATED PARTY

As of May 31, 2009, the Company’s President paid expenditures of $1,150 on behalf of the Company since inception. This amount is unsecured, bears no interest and is due on demand.

As of May 31, 2009, the Company’s President contributed rent and administrative expenses with a fair value of $7,500 to the Company since inception (See Note 3).

During the period ended May 31, 2009 the Company’s President loaned the Company $5,000. This amount is unsecured, bears no interest and is due on demand.

NOTE 5	CONCENTRATION OF CREDIT RISK

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MAY 31, 2009
(STATED IN U.S. DOLLARS)

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $7,817 is uninsured. The company has placed its cash in a high credit quality financial institution.

NOTE 6	GOING CONCERN

The accompanying financial statements included herein have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has accumulated a deficit of $72,805 and has used cash from operations of $60,762 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information and Cautionary Statements

When used in this report on Form 10-Q, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and those actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Condition and Results of Operation, and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to cover our financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we identify minerals worthy of exploration and begin removing and selling such minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other sources for cash at this time are loans from related parties and additional sales of common stock. Our success or failure will be determined by what additional financing we obtain and what we find under the ground.

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

RESULTS OF OPERATIONS

Results from Operations for the 3 months ended May 31, 2009.

As of May 31, 2009 the Company had total assets of $7,817 consisting of only cash. This represents the Company’s present and only source of liquidity.

The Company’s liabilities at May 31, 2009 totaled $10,693 consisting of $4,543 in accounts payables and accrued liabilities and $6,150 due to related party.

For the three month period ending May 31, 2009 the Company generated no revenues and has incurred operating expenses of $7,526 consisting of $1,524 in general and administrative expenses, $5,884 in accounting and auditing fees, and $118 in listing and filing fees.

For the three month period ending May 31, 2008 the company generated no revenues and has incurred operating expenses of $8,807 consisting of $7,267 in accounting and auditing fees and $1,540 in general and administrative expenses.

Liquidity and Capital Resources

As of May 31, 2009, our total assets were $7,817 and our total liabilities were $10,693. This is the company’s sole asset and resource. As a result, the independent auditors of the Company have expressed substantial doubt about the Company’s ability to continue as a going concern.

As of May 31, 2008, our total assets were $8,469 and our total liabilities were $5,319.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the May 31, 2009 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Mineral Property
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of May 31, 2009, the Company had expensed $11,336 related to the mineral rights acquisition and exploration costs since inception.

Loss Per Share
Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of May 31, 2009 and May 31, 2008, there were no common share equivalents outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T. Controls and Procedures

a)    Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)    Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)    Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 - CEO

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 - CFO

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 - CEO

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 - CFO

(b)    Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPATCHA RESOURCES INC.

Date: July 2, 2009	By: /s/ DONALD AXENT
Donald Axent
President, Principal Executive
Officer, Chief Executive Officer,
and Director

By:/s/ BRIAN MATSUN
Brian Matsun
Treasurer, Principal Financial
Officer, Principal Accounting
Officer and Director