Form 10-Q
period 2009-08-31
Supatcha Resources Inc.
filed 2009-10-14
CIK 1443105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [x ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 13, 2009: 12,200,000 shares of Common Stock.

FORM 10-Q
August 31, 2009
INDEX

Item 1. Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED UNAUDITED FINANCIAL STATEMENTS
August 31, 2009
(STATED IN U.S. DOLLARS)

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF AUGUST 31, 2009 (UNAUDITED) AND FEBRUARY 28, 2009

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2009 AND 2008, FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO AUGUST 31, 2009 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO AUGUST 31, 2009 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED AUGUST 31, 2009 AND 2008, FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO AUGUST 31, 2009 (UNAUDITED)

PAGES	5-10	NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
(STATED IN U.S. DOLLARS)

	August 31,	February 28,
	2009	2009
	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$1,918	$8,469

TOTAL ASSETS	$1,918	$8,469

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,256	$4,169
Due to related party	6,150	1,150

TOTAL LIABILITIES	15,406	5,319

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 1,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 69,000,000 shares
authorized, 12,200,000 shares issued and outstanding	12,200	12,200
Additional paid in capital	59,229	56,229
Accumulated deficit during exploration stage	(84,917)	(65,279)
Total Stockholders’ Equity (Deficiency)	(13,488)	3,150

TOTAL LIABILITIES AND STOCKHOLDERS’	$1,918	$8,469
EQUITY (DEFICIENCY)

See accompanying notes to condensed unaudited financial statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(STATED IN U.S. DOLLARS)
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six	For the Period
	Months	Months	Months	Months	From August
	Ended	Ended	Ended	Ended	21, 2007
	August 31,	August 31,	August 31,	August 31,	(Inception) to
	2009	2008	2009	2008	August 31, 2009
OPERATING EXPENSES
Accounting and auditing fees	$5,861	$5,175	$11,745	$12,441	$38,500
Consulting fees	-	-	-	-	5,000
Exploration costs and	1,300	836	1,300	836	12,636
expenses
General and administrative	1,578	47	3,102	87	10,977
Listing and filing fees	873	1,589	991	1,589	6,379
Legal fees	2,500	2,475	2,500	2,475	11,425
Total Operating Expenses	12,112	10,122	19,638	17,428	84,917

LOSS FROM	(12,112)	(10,122)	(19,638)	(17,428)	(84,917)
OPERATIONS

NET LOSS BEFORE
PROVISION FOR INCOME	(12,112)	(10,122)	(19,638)	(17,428)	(84,917)
TAXES

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(12,112)	$(10,122)	(19,638)	(17,428)	$(84,917)

Net loss per share - basic and	(0.00)	(0.00)	(0.00)	(0.00)
diluted

Weighted average number of
shares outstanding during the
period – basic and diluted	12,200,000	12,200,000	12,200,000	12,200,000

See accompanying notes to the condensed unudited Financial Statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO AUGUST 31, 2009
(STATED IN U.S. DOLLARS)
(UNAUDITED)

						Accumulated
					Additional	Deficit During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued
to founders for cash
($0.001 per share)	-	$-	6,500,000	$6,500	$-	$-	$6,500

Common stock issued
for cash ($0.01 per	-
share)		-	5,700,000	5,700	51,300	-	57,000

Discount on sale of
common stock	-	-	-	-	(1,071)	-	(1,071)

Net loss for the period
from August 21, 2007
(inception) to February	-
29, 2008		-	-	-	-	(13,196)	(13,196)

Balance, February 29,	-
2008		-	12,200,000	12,200	50,229	(13,196)	49,233

In-kind contribution of
services	-	-	-	-	6,000	-	6,000

Net loss for the year	-	-	-	-	-	(52,083)	(52,083)

BALANCE,
FEBRUARY 28, 2009	-	-	12,200,000	12,200	56,229	(65,279)	3,150

In-kind contribution of
services	-	-	-	-	3,000	-	3,000

Net loss for the period	-	-	-	-	-	(19,638)	(19,638)
BALANCE, AUGUST
31, 2009	-	$-	12,200,000	$12,200	$59,229	$(84,917)	$(13,488)

See accompanying notes to the condensed unaudited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)
(UNAUDITED)

	For the Six	For the Six	For the Period
	Months Ended	Months Ended	From August 21,
	August 31,	August 31,	2007 (Inception)
	2009	2008	to August 31,
			2009
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss for the period	$(19,638)	$(17,428)	$(84,917)
In-kind contribution of services	3,000	-	9,000
Changes in operating activities
Prepaid expenses	-	(2,525)	-
Accounts payable and accrued
expenses	5,087	(362)	9,256
Due to related party	5,000	-	6,150
Net Cash Used in Operating
Activities	(6,551)	(20,315)	(60,511)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common shares	-	-	62,429
Net Cash Provided By Financing
Activities	-	-	62,429

NET INCREASE (DECREASE) IN
CASH	(6,551)	(20,315)	1,918

CASH AT BEGINNING OF PERIOD	8,469	53,683	-

CASH AT END OF PERIOD	$1,918	$33,368	$1,918

Cash paid for interest		$-	$-
Cash paid for taxes		$-	$-

See accompanying notes to the condensed unaudited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
AUGUST 31, 2009
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

(D) Mineral Property

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of August 31, 2009, the Company had expensed $12,636 related to the mineral rights acquisition and exploration costs since inception.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of August 31, 2009 and August 31, 2008, there were no common share equivalents outstanding.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
AUGUST 31, 2009
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

(J) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
AUGUST 31, 2009
(STATED IN U.S. DOLLARS)

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

NOTE 2	MINERAL PROPERTY

Bonanza Property

Pursuant to a mineral property purchase and sale agreement dated October 22, 2007, the Company acquired a 100% interest in the 9 Units Mineral Claim, known as the Bonanza Mineral Claim, located in the Greenwood Mining Division of British Columbia, Canada, for a purchase price of $6,500. As of August 31, 2009, the Company incurred $12,636 of exploration

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
AUGUST 31, 2009
(STATED IN U.S. DOLLARS)

expenditures since inception. Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed.

NOTE 3	STOCKHOLDERS’ EQUITY

On October 15, 2007, the Company issued 6,500,000 shares of common stock at par value to its founders for cash of $6,500 ($0.001 par value per share).

On December 12, 2007, the Company issued 5,700,000 shares of common stock for cash of $57,000. The discount of $1,071 on sale of shares was recognized due to currency rate fluctuations.

As of August 31, 2009, the Company’s President contributed rent and administrative expenses with a fair value of $9,000 to the Company since inception (See Note 4).

NOTE 4	RELATED PARTY

As of August 31, 2009, the Company’s President paid expenditures of $1,150 on behalf of the Company since inception. This amount is unsecured, bears no interest and is due on demand.

As of August 31, 2009, the Company’s President contributed rent and administrative expenses with a fair value of $9,000 to the Company since inception (See Note 3).

During the period ended August 31, 2009 the Company’s President loaned the Company $5,000. This amount is unsecured, bears no interest and is due on demand.

NOTE 5	CONCENTRATION OF CREDIT RISK

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $1,918 is uninsured. The company has placed its cash in a high credit quality financial institution.

NOTE 6	GOING CONCERN

The accompanying financial statements included herein have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has accumulated a deficit of $84,917 and has used cash from operations of $60,511 since inception, has yet to achieve profitable operations and further losses

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
AUGUST 31, 2009
(STATED IN U.S. DOLLARS)

are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 7	SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 13, 2009, the date the financial statements were issued.

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

RESULTS OF OPERATIONS

Results from Operations for the 3 and 6 months ended August 31, 2009.

As of August 31, 2009 the Company had total assets of $1,918 consisting of only cash. This represents the Company’s present and only source of liquidity.

The Company’s liabilities at August 31, 2009 totaled $15,406 consisting of $9,256 in accounts payables and accrued liabilities and $6,150 due to related party.

For the three month period ending August 31, 2009 the Company generated no revenues and has incurred operating expenses of $12,112 consisting of $5, 861 in accounting and auditing fees, $1,300 in exploration costs and expenses, $ 1,578 in general and administrative expenses, $873 in listing and filing fees and 2,500 in legal fees.

For the six month period ending August 31, 2009 the company generated no revenues and has incurred operating expenses of $19,638 consisting of $11,745 in accounting and auditing fees, $1,300 in exploration costs and expenses, $ 3,102 in general and administrative expenses, $991 in listing and filing fees and 2,500 in legal fees.

Liquidity and Capital Resources

As of August 31, 2009, our total assets were $1,918 and our total liabilities were $15,406. This is the company’s sole asset and resource. As a result, the independent auditors of the Company have expressed substantial doubt about the Company’s ability to continue as a going concern.

Our present sources of cash are not adequate to support our operation for the next twelve months. If we are unable to raise sufficient cash to support our operation for the next twelve months, we will cease our operation as a going concern.

As of our year end date of February 28, 2009, our total assets were $8,469 and our total liabilities were $5,319.

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

Mineral Property
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of August 31, 2009, the Company had expensed $12,636 related to the mineral rights acquisition and exploration costs since inception.

Loss Per Share
Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of August 31, 2009 and August 31, 2008, there were no common share equivalents outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1	Section 302 Certification - CEO

31.2	Section 302 Certification - CFO

32.1	Section 906 Certification - CEO

32.2	Section 906 Certification - CFO

(b) Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPATCHA RESOURCES INC.

Date: October 13, 2009	By: /s/ DONALD AXENT
Donald Axent
President, Principal Executive
Officer, Chief Executive Officer,
and Director

By:/s/ BRIAN MATSUN
Brian Matsun
Treasurer, Principal Financial
Officer, Principal Accounting
Officer and Director