Form 10-Q
period 2009-11-30
Supatcha Resources Inc.
filed 2010-01-15
CIK 1443105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______.

SUPATCHA RESOURCES INC.
(Exact name of registrant as specified in Charter)

Nevada	333-153293	98-0593835
(State or other jurisdiction of	(Commission File No.)	(IRS Employee Identification No.)
incorporation or organization)		`

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 13, 2010: 12,200,000 shares of Common Stock.

FORM 10-Q
November 30, 2009

Item 1. Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED UNAUDITED FINANCIAL STATEMENTS
November 30, 2009
(STATED IN U.S. DOLLARS)

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONTENTS

PAGE	F-2	CONDENSED BALANCE SHEETS AS OF NOVEMBER 30, 2009 (UNAUDITED) AND FEBRUARY 28, 2009

PAGE	F-3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008, FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2009 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2009 (UNAUDITED)

PAGE	F-5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008, FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2009 (UNAUDITED)

PAGES	F-6 - F-10	NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
(STATED IN U.S. DOLLARS)

	November 30,	February 28,
	2009	2009
	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$1,528	$8,469

TOTAL ASSETS	$1,528	$8,469

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,256	$4,169
Due to related party	6,150	1,150

TOTAL LIABILITIES	15,406	5,319

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 1,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 69,000,000 shares
authorized, 12,200,000 shares issued and outstanding	12,200	12,200
Additional paid in capital	59,229	56,229
Accumulated deficit during exploration stage	(85,307)	(65,279)
Total Stockholders’ Equity (Deficiency)	(13,878)	3,150

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,528	$8,469

See accompanying notes to condensed unaudited financial statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(STATED IN U.S. DOLLARS)
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months	Months	Months	Months	For the Period
	Ended	Ended	Ended	Ended	From August
	November 30,	November 30,	November 30,	November 30,	21, 2007 (Inception) to
	2009	2008	2009	2008	November 30, 2009
OPERATING EXPENSES
Accounting and auditing fees	$-	$9,900	$11,745	$20,555	$38,500
Consulting fees	-	-	-	-	5,000
Exploration costs and expenses	-	1,500	1,300	2,336	12,636
General and administrative	36	1,500	3,138	4,588	11,013
Listing and filing fees	354	366	1,345	1,954	6,733
Legal fees	-	5,925	2,500	8,400	11,425
Total Operating Expenses	390	19,191	20,028	37,833	85,307

LOSS FROM OPERATIONS	(390)	(19,191)	(20,028)	(37,833)	(85,307)

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	(390)	(19,191)	(20,028)	(37,833)	(85,307)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(390)	$(19,191)	(20,028)	(37,833)	$(85,307)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
shares outstanding during the
period – basic and diluted	12,200,000	12,200,000	12,200,000	12,200,000

See accompanying notes to the condensed unaudited Financial Statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2009
(STATED IN U.S. DOLLARS)
(UNAUDITED)

						Accumulated
					Additional	Deficit During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued
to founders for cash
($0.001 per share)	-	$-	6,500,000	$6,500	$-	$-	$6,500

Common stock issued
for cash ($0.01 per	-
share)		-	5,700,000	5,700	51,300	-	57,000

Discount on sale of
common stock	-	-	-	-	(1,071)	-	(1,071)

Net loss for the period
from August 21, 2007
(inception) to February	-
29, 2008		-	-	-	-	(13,196)	(13,196)

Balance, February 29,	-
2008		-	12,200,000	12,200	50,229	(13,196)	49,233

In-kind contribution of
services	-	-	-	-	6,000	-	6,000

Net loss for the year	-	-	-	-	-	(52,083)	(52,083)

BALANCE,
FEBRUARY 28, 2009	-	-	12,200,000	12,200	56,229	(65,279)	3,150

In-kind contribution of
services	-	-	-	-	3,000	-	3,000

Net loss for the period	-	-	-	-	-	(20,028)	(20,028)
BALANCE, NOVEMBER
30, 2009	-	$-	12,200,000	$12,200	$59,229	$(85,307)	$(13,878)

See accompanying notes to the condensed unaudited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)
(UNAUDITED)

			For the Period
			From August 21,
	For the Nine	For the Nine	2007 (Inception)
	Months Ended	Months Ended	To November
	November 30,	November 30,	30,
	2009	2008	2009

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss for the period	$(20,028)	$(37,833)	$(85,307)
In-kind contribution of services	3,000	4,500	9,000
Changes in operating activities
Prepaid expenses	-	-	-
Accounts payable and accrued
expenses	5,087	2,552	9,256
Due to related party	5,000	-	6,150
Net Cash Used in Operating
Activities	(6,941)	(30,781)	(60,901)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common shares	-	-	62,429
Net Cash Provided By Financing
Activities	-	-	62,429

NET INCREASE (DECREASE) IN
CASH	(6,941)	(30,781)	1,528

CASH AT BEGINNING OF PERIOD	8,469	53,683	-

CASH AT END OF PERIOD	$1,528	$22,902	$1,528

Cash paid for interest		$-	$-
Cash paid for taxes		$-	$-

See accompanying notes to the condensed unaudited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
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

(D) Mineral Property

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of November 30, 2009, the Company had expensed $12,636 related to the mineral rights acquisition and exploration costs since inception.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of November 30, 2009 and November 30, 2008, there were no common share equivalents outstanding.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
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
NOVEMBER 30, 2009
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

Bonanza Property

Pursuant to a mineral property purchase and sale agreement dated October 22, 2007, the Company acquired a 100% interest in the 9 Units Mineral Claim, known as the Bonanza Mineral Claim, located in the Greenwood Mining Division of British Columbia, Canada, for a purchase price of $6,500. As of November 30, 2009, the Company incurred $12,636 of exploration expenditures since inception. Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(STATED IN U.S. DOLLARS)

NOTE 3	STOCKHOLDERS’ EQUITY

On October 15, 2007, the Company issued 6,500,000 shares of common stock at par value to its founders for cash of $6,500 ($0.001 par value per share).

On December 12, 2007, the Company issued 5,700,000 shares of common stock for cash of $57,000. The discount of $1,071 on sale of shares was recognized due to currency rate fluctuations.

As of November 30, 2009, the Company’s President contributed rent and administrative expenses with a fair value of $9,000 to the Company since inception (See Note 4).

NOTE 4	RELATED PARTY

As of November 30, 2009, the Company’s President paid expenditures of $1,150 on behalf of the Company since inception. This amount is unsecured, bears no interest and is due on demand.

As of November 30, 2009, the Company’s President contributed rent and administrative expenses with a fair value of $9,000 to the Company since inception (See Note 3).

During the period ended November 30, 2009 the Company’s President loaned the Company $5,000. This amount is unsecured, bears no interest and is due on demand.

NOTE 5	CONCENTRATION OF CREDIT RISK

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $1,528 is uninsured. The company has placed its cash in a high credit quality financial institution.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(STATED IN U.S. DOLLARS)

NOTE 6	GOING CONCERN

The accompanying financial statements included herein have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has accumulated a deficit of $85,307 and has used cash from operations of $60,901 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 7	SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 13, 2010, the date the financial statements were issued.

Effective December 9, 2009, there were changes to the management of the Company as follows:
Donald Axent resigned as president, chief executive officer and director, William Kosoris resigned as secretary and director, Brian Matson resigned as chief financial officer, treasurer and director.  Steve Talley, Nikolae Yagodka and Andrei B. Yasinskij were appointed directors of the company.  In addition, Steve Talley was appointed president and Nikolae Yagodka was appointed secretary and treasurer.

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

RESULTS OF OPERATIONS

Results from Operations for the 3 and 9 months ended November 30, 2009.

As of November 30, 2009 the Company had total assets of $1,528 consisting of only cash. This represents the Company’s present and only source of liquidity.

The Company’s liabilities at November 30, 2009 totaled $15,406 consisting of $9,256 in accounts payables and accrued liabilities and $6,150 due to related party.

For the three month period ending November 30, 2009 the Company generated no revenues and has incurred operating expenses of $390 consisting of $ 36 in general and administrative expenses, $354 in listing and filing fees.

For the nine month period ending November 30, 2009 the company generated no revenues and has incurred operating expenses of $20,028 consisting of $11,745 in accounting and auditing fees, $1,300 in exploration costs and expenses, $ 3,138 in general and administrative expenses, $1,345 in listing and filing fees and 2,500 in legal fees.

Liquidity and Capital Resources

As of November 30, 2009, our total assets were $1,528 and our total liabilities were $15,406. This is the company’s sole asset and resource. As a result, the independent auditors of the Company have expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Mineral Property

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of November 30, 2009, the Company had expensed $12,636 related to the mineral rights acquisition and exploration costs since inception.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of November 30, 2009 and November 30, 2008, there were no common share equivalents outstanding.

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

SUPATCHA RESOURCES INC.

Date: January 13, 2010	By:	/s/ STEVE TALLEY
Steve Talley
President, Principal Executive
Officer and Director

	By:	/s/ NIKOLAE YAGODKA
Nikolae Yagodka
Secretary, Treasurer, Principal Financial
Officer, Principal Accounting
Officer and Director