Form 10-Q/A
period 2009-11-30
Supatcha Resources Inc.
filed 2010-02-16
CIK 1443105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 13, 2010: 12,200,000 shares of Common Stock.

Explanatory Note

This Form 10-Q/A was filed with the consent of our auditors for the purpose of restating the Company’s Unaudited Financial Statements for the period ending November 30, 2009, to reflect corrections per the following items (i) to state increases in operating expenses and net losses for the period, (ii) to state increases in accounts payable and current liabilites, (iii) to state increases in additional paid in capital, accumulated deficit and total stockholder’s deficiency, and, (iv) to state changes to subsequent event related party transactions.  The preceding items are summarized in the Notes to the Unaudited Financial Statements, Note 2 – Restatement and Note 8 – Subsequent Events.  Additionally, there were changes made to Item 4T – Controls and Procedures.  All other information contained in this Form 10-Q/A is unchanged from the Form 10-Q filed on January 15, 2010.

FORM 10-Q/A
November 30, 2009

Item 1. Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED UNAUDITED FINANCIAL STATEMENTS
November 30, 2009
(STATED IN U.S. DOLLARS)

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONTENTS

PAGE	F-2	CONDENSED BALANCE SHEETS AS OF NOVEMBER 30, 2009 (RESTATED AND UNAUDITED) AND FEBRUARY 28, 2009

PAGE	F-3
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008 (RESTATED AND UNAUDITED), FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2009 (RESTATED AND UNAUDITED)

PAGE	F-4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2009 (RESTATED AND UNAUDITED)

PAGE	F-5
CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008  (RESTATED AND UNAUDITED), FOR, FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2009 (RESTATED AND UNAUDITED)

PAGES	F-6 - F-10	NOTES TO CONDENSED RESTATED AND UNAUDITED FINANCIAL STATEMENTS

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
(STATED IN U.S. DOLLARS)

	November 30,	February 28,
	2009	2009
	(UNAUDITED)
	(RESTATED)
ASSETS
CURRENT ASSETS
Cash	$1,528	$8,469

TOTAL ASSETS	$1,528	$8,469

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,431	$4,169
Due to related party	6,150	1,150

TOTAL LIABILITIES	25,581	5,319

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 69,000,000 shares authorized, 12,200,000 shares issued and outstanding	12,200	12,200
Additional paid in capital	61,139	56,229
Accumulated deficit during exploration stage	(97,392)	(65,279)
Total Stockholders’ Equity (Deficiency)	(24,053)	3,150

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,528	$8,469

See accompanying notes to condensed unaudited financial statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(STATED IN U.S. DOLLARS)
(UNAUDITED)

					For the Period
	For the Three	For the Three	For the Nine	For the Nine	From August
	Months	Months	Months	Months	21, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008	2009
	(RESTATED)		(RESTATED)		(RESTATED)
OPERATING EXPENSES
Accounting and auditing fees	$5,175	$9,900	$16,920	$20,555	$43,675
Consulting fees	-	-	-	-	5,000
Exploration costs and expenses	-	1,500	1,300	2,336	12,636
General and administrative	1,946	1,500	5,048	4,588	12,923
Listing and filing fees	354	366	1,345	1,954	6,733
Legal fees	5,000	5,925	7,500	8,400	16,425
Total Operating Expenses	12,475	19,191	32,113	37,833	97,392

LOSS FROM OPERATIONS	(12,475)	(19,191)	(32,113)	(37,833)	(97,392)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(12,475)	(19,191)	(32,113)	(37,833)	(97,392)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(12,475)	$(19,191)	$(32,113)	$(37,833)	$(97,392)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00

Weighted average number of shares outstanding during the period – basic and diluted	12,200,000	12,200,000	12,200,000	12,200,000

See accompanying notes to the condensed unaudited Financial Statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO NOVEMBER 30, 2009
(STATED IN U.S. DOLLARS)
(UNAUDITED)

						Accumulated
					Additional	Deficit During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.001 per share)	-	$-	6,500,000	$6,500	$-	$-	$6,500

Common stock issued for cash ($0.01 per share)	-	-	5,700,000	5,700	51,300	-	57,000

Discount on sale of common stock	-	-	-	-	(1,071)	-	(1,071)

Net loss for the period from August 21, 2007 (inception) to February 29, 2008	-	-	-	-	-	(13,196)	(13,196)

Balance, February 29, 2008	-	-	12,200,000	12,200	50,229	(13,196)	49,233

In-kind contribution of services	-	-	-	-	6,000	-	6,000

Net loss for the year	-	-	-	-	-	(52,083)	(52,083)

BALANCE, FEBRUARY 28, 2009	-	-	12,200,000	12,200	56,229	(65,279)	3,150

In-kind contribution of Services and interest	-	-	-	-	4,910	-	4,910

Net loss for the period	-	-	-	-	-	(32,113)	(32,113)
BALANCE, NOVEMBER 30, 2009 (RESTATED)	-	$-	12,200,000	$12,200	$61,139	$(97,392)	$(24,053)

See accompanying notes to the condensed unaudited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)
(UNAUDITED)

			For the Period
	For the Nine		From August 21,
	Months Ended	For the Nine	2007 (Inception)
	November 30,	Months Ended	To November 30,
	2009	November 30,	2009
	(RESTATED)	2008	(RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(32,113)	$(37,833)	$(97,392)
In-kind contribution of services and interest	4,910	4,500	10,910
Changes in operating activities
Prepaid expenses	-	-	-
Accounts payable and accrued expenses	15,262	2,552	19,431
Net Cash Used in Operating
Activities	(11,941)	(30,781)	(67,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	5,000	-	6,150
Issuance of common shares	-	-	62,429
Net Cash Provided By Financing Activities	5,000	-	68,579

NET INCREASE (DECREASE) IN CASH	(6,941)	(30,781)	1,528

CASH AT BEGINNING OF PERIOD	8,469	53,683	-

CASH AT END OF PERIOD	$1,528	$22,902	$1,528

Cash paid for interest		$-	$-
Cash paid for taxes		$-	$-

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

(D) Mineral Property

Pursuant to ASC 360, , the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of November 30, 2009, the Company had expensed $12,636 related to the mineral rights acquisition and exploration costs since inception.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC 260, “Earnings Per Share.” As of November 30, 2009 and November 30, 2008, there were no common share equivalents outstanding.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(STATED IN U.S. DOLLARS)

(F) Foreign Currency Translation

In accordance with ASC 830 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(I) Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments, such as term deposits with major financial institutions, having a maturity of three months or less at acquisition, that are readily convertible to contracted amounts of cash.

 NOTE 2      RESTATEMENT

On February 2, 2010, the Company determined that it had not properly accounted for various operating expenses and the related liabilities, subsequent event transactions with related parties, and failed to have its November 30, 2009 financial statements reviewed by its independent public accountant, due to a prior management change and corporate transition.  As a result of these adjustments, the Company was required to restate its financial statements and amend its 10Q for the period ended November 30, 2009.

The following table sets forth the effects of the restatement to certain line items within the Company's previously reported balance sheet:

	November 30, 2009
	As Previously		As
	Reported	Adjustments	Restated

Accounts Payable	$9,256	$10,175	$19,341

Total Current Liabilities	$15,406	$10,175	$25,581

Additional paid in capital	$59,229	$1,910	$61,139

Accumulated deficit during the exploration stage	$(85,307)	$(12,084)	$(97,392)

Total Stockholder's Equity (Deficiency)	$(13,878)	$(10,175)	$(24,053)

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(STATED IN U.S. DOLLARS)

The following table sets forth the effects of the restatement to certain line items within the Company’s previously reported statement of operations:

	For the Three Months Ended November 30, 2009			For the Nine Months Ended November 30, 2009
	As			As
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

Total Operating Expenses	$390	$12,085	$12,475	$20,028	$12,085	$32,113

Net Loss From Operations	$(390)	$(12,085)	$(12,475)	$(20,028)	$(12,085)	(32,113)

Net Loss	$(390)	$(12,085)	$(12,475)	(20,028)	$(12,085)	$(32,113)

Net Loss – Basic and Diluted	$(0.00)		$(0.00)	$(0.00)		$(0.00)

	For the Period from
	August 21, 2007 (Inception)
	to November 30, 2009
	As
	Previously Reported	Adjustments	As Restated

Total Operating Expenses	$85,307	$12,085	$97,392

Net Loss From Operations	$(85,307)	$(12,085)	$(97,392)

Net Loss	$(85,307)	$(12,085)	$(97,392)

Net Loss – Basic and Diluted	$(0.00)		$(0.00)

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(STATED IN U.S. DOLLARS)

NOTE 3                       MINERAL PROPERTY

Bonanza Property

Pursuant to a mineral property purchase and sale agreement dated October 22, 2007, the Company acquired a 100% interest in the 9 Units Mineral Claim, known as the Bonanza Mineral Claim, located in the Greenwood Mining Division of British Columbia, Canada, for a purchase price of $6,500. As of November 30, 2009, the Company incurred $12,636 of exploration expenditures since inception. Pursuant to ASC 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed.

NOTE 4                       STOCKHOLDERS’ EQUITY (DEFICIENCY)

On October 15, 2007, the Company issued 6,500,000 shares of common stock at par value to its founders for cash of $6,500 ($0.001 par value per share).

On December 12, 2007, the Company issued 5,700,000 shares of common stock for cash of $57,000. The discount of $1,071 on sale of shares was recognized due to currency rate fluctuations.

As of November 30, 2009, the Company’s President contributed rent, administrative expenses and interest expense with a fair value of $10,910 to the Company since inception (See Note 5).

NOTE 5                       RELATED PARTY

As of November 30, 2009, the Company’s President paid expenditures of $1,150 on behalf of the Company since inception. This amount is unsecured, bears no interest and is due on demand.

As of November 30, 2009, the Company’s President contributed rent, administrative expenses and interest expense with a fair value of $10,910 to the Company since inception (See Note 4).

During the nine months ended November 30, 2009 the Company’s President loaned the Company $5,000. This amount is unsecured, bears no interest and is due on demand.

NOTE 6                       CONCENTRATION OF CREDIT RISK

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $1,528 is uninsured. The company has placed its cash in a high credit quality financial institution.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(STATED IN U.S. DOLLARS)

NOTE 7                       GOING CONCERN

The accompanying financial statements included herein have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has accumulated a deficit of $97,392 and has used cash from operations of $67,051 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 8                       SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 11, 2010, the date the financial statements were issued.

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

During the month of December, 2009, the President of the Company loaned the Company $12,000 to pay for operating expenses.  This loan is unsecured, non-interest bearing and is due on demand.

During the month of December, 2009, $1,528 was repaid to a due related party advance.

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

RESULTS OF OPERATIONS

Results from Operations for the three and nine months ended November 30, 2009.

As of November 30, 2009 the Company had total assets of $1,528 consisting of only cash. This represents the Company’s present and only source of liquidity.

The Company’s liabilities at November 30, 2009 totaled $25,581 consisting of $19,431 in accounts payables and accrued liabilities and $6,150 due to related party.

For the three month period ending November 30, 2009 the Company generated no revenues and has incurred operating expenses of $12,475 consisting of $5,175 in accounting and audit fees, $1,945 in general and administrative expenses, $354 in listing and filing fees and $5,000 in legal fees.

For the nine month period ending November 30, 2009 the company generated no revenues and has incurred operating expenses of $32,113 consisting of $16,920 in accounting and auditing fees, $1,300 in exploration costs and expenses, $ 5,048 in general and administrative expenses, $1,345 in listing and filing fees and 7,500 in legal fees.

Liquidity and Capital Resources

As of November 30, 2009, our total assets were $1,528 and our total liabilities were $25,581. Cash is the company’s sole asset and resource. As a result, the independent auditors of the Company have expressed substantial doubt about the Company’s ability to continue as a going concern.

Our present sources of cash are not adequate to support our operation for the next twelve months. If we are unable to raise sufficient cash to support our operation for the next twelve months, we will cease our operation as a going concern.

As of our year end date of February 28, 2009, our total assets were $8,469 and our total liabilities were $5,319.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the November 30, 2009 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Mineral Property

Pursuant to ASC 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of November 30, 2009, the Company had expensed $12,636 related to the mineral rights acquisition and exploration costs since inception.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC 260, “Earnings Per Share.” As of November 30, 2009 and November 30, 2008, there were no common share equivalents outstanding.

Income Taxes

The Company accounts for income taxes under ASC 740, “Accounting for Income Taxes” Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

In accordance with ASC 830 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Off -Balance Sheet Arguments

We have no off-balance sheet arguments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T. Controls and Procedures

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company needed to change its disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.  Subsequent to the Company’s review of its internal controls, there have been communication protocols, report preparation event schedules and reviews procedures established for the Company’s financial and corporate management to engage effectively with the Company’s independent auditor, well in advance of future financial reporting deadlines.

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

(b) Reports of Form 8-K

On December 21, 2009, the Company filed on Form 8-K, under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On February 4, 2010, the Company filed on Form 8-K, under Item 4.02, Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPATCHA RESOURCES INC.

Date: February 13, 2010	By:	/s/ STEVE TALLEY
Steve Talley
President, Principal Executive
Officer and Director

	By:	/s/ NIKOLAE YAGODKA
Nikolae Yagodka
Secretary, Treasurer, Principal Financial
Officer, Principal Accounting
Officer and Director