Form 10-K
period 2010-02-28
Supatcha Resources Inc.
filed 2010-07-14
CIK 1443105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-153293

SUPATCHA RESOURCES INC.
(Name of small business issuer in its charter)

Nevada	98-0593835
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1400 16th Street, Suite 400
Denver, CO  80202
(Address of principal executive offices)

(303) 552-0480
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐    No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III if this Form 10-K or any amendment to this Form
10-K. ☒

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
Yes ☒      No ☐

State issuer's revenues for its most recent fiscal year: None.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of 28,500,000 shares valued at $.001, or $28,500.

The number of shares of the registrant's common stock outstanding as of July 9, 2010:  61,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General

We were incorporated in the State of Nevada on August 21, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on the Bonanza Claim located in British Columbia, Canada. We maintain our statutory registered agent's office at Empire Stock Transfer Inc. at 2470 Saint Rose Pkwy, Suite 304, Henderson, Nevada 89074. Our business office is located at 1400 16th Street, Suite 400, Denver, CO  80202.  Our telephone number is (303) 552-0480.

We are an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

We had an option to acquire a 100% interest in one mineral collectively known as the Bonanza claim, which expired on July 14, 2009.  Supatcha Resources is in the process of extending the same option on the Bonanza claim to July 14, 2011.  We have not yet commenced exploration. There is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Our Directors Steve Talley and Nikolae Yagodka have no professional training or technical credentials in the exploration, development and operation of mines, however, Andrei B. Yasinskij is a project geologist and has significant experience in the industry.  Subsequently, management's decisions and choices regarding mineral industry specific matters will be reliant upon the expertise of Mr. Yasinskij to avoid irreparable harm to our operations, earnings and ultimate financial success.

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

The Bonanza Claim consists of one mineral claim comprised of nine unit grid claim block with an area of 222.8 acres (90.169 hectares) and is located in the Volcanic Creek within nine miles north of Grand Forks, British Columbia, Canada and within eleven miles north of the Canada-United States border. Particulars are as follows:

Claim Name	Tenure No.	Expiry Date
Bonanza (9 units)	525427	Expired, expected extension to July 14, 2011

The Bonanza claim was owned 100% by Supatcha Resources Inc., but has expired.  The same claim is expected to be extended to Supatcha with an expiry on July 14, 2011.

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

Summary Report on Properties

Mr. Laurence Sookochoff, P.Eng. was hired by Supatcha to provide an initial Geology Report dated December 12, 2007 on the Bonanza Claim. Mr. Sookochoff has been continuously practicing in his profession as a geologist since 1966, and has been involved in geological research, prospecting and exploration for metals. He graduated from the University of British Columbia, Vancouver, Canada, with a B.Sc. degree in Geology. He is a member of the Association of Professional Engineers and Geoscientists of the Province of British Columbia (No. 23572). Mr. Sookochoff is also president of Sookochoff Consultants Inc. He does not have any interest in the Bonanza Claim or the Company. Mr. Sookochoff has not visited the property. His report details the geological and exploration history of the Bonanza Claim, including the land status, climate, geology and mineralization. Based upon previous exploration activity in the area, Mr. Sookochoff recommends the Company conduct a specific exploration program on the Bonanza Claim. The purpose of this report was to evaluate the area of the claim group, and the prior exploration work conducted on the claims, and to recommend an exploration program.  The recommendations contained in this report have been analyzed, validated and endorsed by our new Director and Chief Geological Advisor, Andrei B. Yasinskij.

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

Phase I would consist of trenching and sampling of rock and soil from the property for metal analysis. Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analysed for mineral content. Soil sampling involves gathering dirt from property areas with the most potential to host economically significant mineralization based on past exploration results. Samples are gathered that appear to contain precious metals such as gold and silver, or industrial metals such as copper. All samples gathered are sent to a laboratory where they are crushed and analysed for metal content. It is estimated that Phase I would be completed in late summer of 2010 and the estimated cost to complete this phase is US$6,500.

Phase II would consist of VLF-EM and soil geochemical surveys to determine the potential for significant mineralization under the property surface as well as sampling and geological mapping of the veins within anomalous zones. It is estimated that Phase II would be completed in the early fall of 2010 and the estimated cost to complete this phase is US$21,500.

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

Phase III would consist of test drilling for diamonds. It is estimated that Phase III would be completed in the late fall, early winter of 2010 and the estimated cost to complete this phase is US$45,000.

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

Subsidiaries

As of February 28, 2010 the company does not own or operate any subsidiaries.

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

ITEM 2. PROPERTIES

Our offices are currently located at 1400 16th Street, Suite 400, Denver, CO  80202.  Our telephone number is (303) 552-0480.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock has been listed on the FINRA over-the-counter Electronic Bulletin Board since March 19, 2009, which is a subsequent event from the company’s year end. Our Common Stock is traded on the OTC Bulletin Board under the trading symbol SAEI. The following table below presents the closing high and low closing bid prices for our common stock for each quarter that took place during the company’s year ending February 28, 2010:

Closing Bid Prices
2009/2010	High		Low

March 1 to May 31, 2009	$	.nil	$	nil

June 1 to August 31, 2009	$	.nil	$	nil

September 1 to November 30, 2009	$	.nil	$	nil

December 1, 2009 thru February 28, 2010		$0.37		$0.35

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

The Company did not repurchase any shares of its issued and outstanding shares of common stock during the fiscal year ended February 28, 2010.

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

At year ended February 28, 2010, the Company had 31 registered shareholders of record.

The stock transfer agent and registrar for the Common Stock of the Company is Empire Stock Transfer Inc., 7251 West Lake Mead Blvd. Suite 300, Las Vegas, NV 89128.

ITEM 6. SELECTED FINANCIAL DATA.

None

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to cover our financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we identify minerals worthy of expliotation and begin removing and selling such minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. We have negotiated a source of debt financing to fund our operations and development, but the Company will not receive any proceeds from this financing source until the next fiscal year. Our other sources for cash at this time are loans from related parties and additional sales of common stock. Our success or failure will be determined by what additional financing we obtain and what we find under the ground.

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

Our officers and directors are unwilling to make any commitment to loan us any money except to cover expenses relating to reclamation if materialized material is not found at this time. At the present time, we have made arrangements to raise additional cash financing, but this financing is subject to availability from the prospective lender and their due diligence of our prospective projects.  If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

We own a 100% interest in one mineral claim. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.  Additionally, the Company has committed to the purchase and development of several other mineral properties located in the Ukraine, which are contingent upon the availability of financing proceeds.

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

To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research, exploration phases and new property acquisitions.

We have no assurance that sufficient future financing will be available to us on the terms we have negotiated. If sufficient financing is not available, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

Since inception, we have issued 61,000,000 shares of our common stock and received $63,500 in proceeds from these sales.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

In September 2007, we issued 17,500,000 shares of common stock to our President, Mr. Donald Axent and 15,000,000 shares of common stock to our Secretary, Mr. William Kosoris, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $6,500. This was accounted for as an acquisition of shares.

As of February 28, 2010, our total assets were $7,511 and our total liabilities were $37,657.  An insufficient cash reserve is the company’s sole asset and resource. As a result, the independent auditors of the Company have expressed substantial doubt about the Company’s ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the February 28, 2010 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Mineral Property
Pursuant to Statement of FASB ASC No. 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of February 28, 2010, the Company had expensed $12,636 related to the mineral rights acquisition and exploration costs.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of February 28, 2010 and February 29, 2009, there were no common share equivalents outstanding.

Income Taxes

The Company accounts for income taxes under the Statement of FASB ASC No. 740, “Accounting for Income Taxes” FASB ASC No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

In accordance with FASB ASC No. 830 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Long-Lived Assets

The Company accounts for long-lived assets under FASB ASC No. 350 and 360, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Off Balance Sheet Arrangements

None

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 – Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 810 – Consolidation. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP.   The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is non authoritative. The Adoption of FASB ASC No. 105 did not have an impact on our financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2010. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules:

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of February 28, 2010.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Current Management of the Company

The following table sets forth the name, age, and positions with the Company for each of the present directors and officers of the Company.

Name and Addres	Age	Position
Steve Talley President, CEO, and a Director 1400 16th Street, Suite 400, Denver, CO 80202	55	President, chief executive officer and director
Nikolae Yagodka Secretary, Treasurer, CFO and a Director 1400 16th Street, Suite 400, Denver, CO 80202	48	Secretary, treasurer, chief financial officer and director
Andrei B. Yasinskij Director 1400 16th Street, Suite 400, Denver, CO 80202	47	Director

The persons named above have held offices/positions since inception of our company and are expected to hold his offices/positions until the next annual meeting of our stockholders.

Our officers and director are involved in other outside business interests. Mr. Steve Talley spends approximately 90% of his time working on our corporate matters. Our other directors spend approximately 85% of their time working on our corporate matters.

Background of officers and directors

Since December 9, 2009, Steve Talley has been our president, chief executive officer and director, Nikolae Yagodka has been our secretary, treasurer, chief financial officer and director, and, Andrei B. Yasinskij has been our director following the resignations that day of the previous management of the Company that held those positions since our inception on August 21, 2007, during which time Donald Axent was our president, chief executive officer and director, William Kosoris was our secretary and director, and, Brian Matsun was our treasurer, chief financial officer and director.

Steve Talley
President, CEO and Director

Mr. Steve Talley has over 30 years of entrepreneurial, business management and market initialization experience. He is adept at guiding emerging start-up companies through the stages of capital formation, strategic planning and business growth; specializing in venture capital financing. Mr. Talley’s diversified background includes senior management, real estate marketing, and sales positions with both established and start-up companies. Mr. Talley served in the United States Navy Anti Submarine Warfare.

Nikolae Yagodka
Secretary, Treasurer, CFO and Director

Mr. Nikolae Yagodka has a Masters Degree in Foreign Economic Relations from the Moscow Financial Institute. He is the Director General of Abakansky Holding Company, a major Russian private investment company which operates throughout Russia, Europe, Asia, and North America and who are significant shareholders of Angler Nickel and Mnogovershinnoye Gold. In the resource sector he has worked directly with both Angler and Mngovershinnoye and was formerly the Chairman of the Board of Dorozhnik Gold Corp. He has strong business relationships and experience in Europe and the Former Soviet Union.

Andrei B. Yasinskij
Chief Geological Advisor, Director

Mr. Andrei B. Yasinskij is a seasoned mining industry veteran and project geologist. With distinguished mining and exploration career that has spanned 25 years and three continents, Mr. Yasinskij has operated in key managerial roles — encompassing mine development and construction management — with prominent mining companies including 12 years in Kazakhstan with UC Samruk Kazyna Mining. While at UC as project geologist, Mr. Yasinskij was responsible for all exploration activities, definition drill-out and resource studies that identified the UC Gold Mine.

During the past five years, Mr. Talley, Mr. Yagodka, Mr. Yasinskij, Mr. Axent, Mr. Kosoris and Mr. Matsun have not been the subject of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Talley, Mr. Yagodka, Mr. Yasinskij, Mr. Axent, Mr. Kosoris or Mr. Matsun were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Talley, Mr. Yagodka, Mr. Yasinskij, Mr. Axent, Mr. Kosoris or Mr. Matsun’s involvement in any type of business, securities or banking activities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the Securities and Exchange Commission. The Company is facilitating this reporting compliance.

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

All executive officers, for services in all capacities to the Company, received no cash compensation during the fiscal years ended February 28, 2010.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Talley	2010	None	None	None	None	None	None	None	None
President and	2009	None	None	None	None	None	None	None	None
Director

Nikolae Yagodka	2010	None	None	None	None	None	None	None	None
Secretary, Treasurer	2009	None	None	None	None	None	None	None	None
and Director

Andrei B. Yasinskij	2010	None	None	None	None	None	None	None	None
Director	2009	None	None	None	None	None	None	None	None

Donald	2010	None	None	None	None	None	None	None	None
Axent	2009	None	None	None	None	None	None	None	None
Former President,
CEO and Director

William	2010	None	None	None	None	None	None	None	None
Kosoris	2009	None	None	None	None	None	None	None	None
Former Secretary
and Director

Brian	2010	None	None	None	None	None	None	None	None
Matsun	2009	None	None	None	None	None	None	None	None
Former Treasurer
and Director

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

SUMMARY COMPENSATION TABLE

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Talley	2010	None	None	None	None	None	None	None	None
President and	2009	None	None	None	None	None	None	None	None
Director

Nikolae Yagodka	2010	None	None	None	None	None	None	None	None
Secretary, Treasurer	2009	None	None	None	None	None	None	None	None
and Director

Andrei B. Yasinskij	2010	None	None	None	None	None	None	None	None
Director	2009	None	None	None	None	None	None	None	None

Donald	2010	None	None	None	None	None	None	None	None
Axent	2009	None	None	None	None	None	None	None	None
Former President,
CEO and Director

William	2010	None	None	None	None	None	None	None	None
Kosoris	2009	None	None	None	None	None	None	None	None
Former Secretary
and Director

Brian	2010	None	None	None	None	None	None	None	None
Matsun	2009	None	None	None	None	None	None	None	None
Former Treasurer
and Director

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us that owns more than 5% of our outstanding Common Stock as of July 9, 2010, and by the officers and directors of the Company, individually and as a group. Except as otherwise indicated, all shares are owned directly.

The following table sets forth certain information with respect to the beneficial ownership of our company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of our Company as a group:

		Amount and Nature	Percentage
Name and Address	Title of Class	of Beneficial Ownership	of Class (1)
Steve Talley	Common	5,000,000	8%
Denver, Colorado
President and Director

Nikolae Yagodka	None	None	0%
Denver, Colorado
Director, Secretary, Treasurer

Andrei B. Yasinskij	None	None	0%
Denver, Colorado
Director

Massey Asset Management Ltd.	Common	12,500,000	20%
IPASA Bldg, 3rd Floor
41 St. Balboa Ave, Panama City

Anthera West Capital Inc.	Common	15,000,000	25%
Edificio Ana Victoria, Local B-4
Calle Meliton Martin, Panama City

All officers & directors as	Common	5,000,000	8%
a group consisting of three
people

(1) The percentage of class is based on 61,000,000 shares of common stock outstanding as of July 9, 2010.

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

We have no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In December 2007, we issued a total of 32,500,000 shares of restricted common stock to Donald Axent and William Kosoris, our directors in consideration of $6,500.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2010 and 2009, for the reviews of the financial statements included in our reports on Form 10-Q, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years. For the Company’s fiscal years ended February 28, 2010 we were billed approximately $11,571 by Webb & Company , P.A. and in 2009, we were billed approximately $4,586 by Webb & Company , P.A..

Audit Related Fees

There were $0 fees for audit related services for the years ended February 28, 2010 by Webb & Company, P.A., and in 2009 there was $0 fees for audit related services.

Tax Fees

For the Company’s fiscal years ended February 28, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended February 28, 2010 and 2009.

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

The pre-approval process has continued to be implemented by the new management of the Company.  Therefore, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(STATED IN U.S. DOLLARS)

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONTENTS

PAGE	25	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	26	BALANCE SHEETS AS OF FEBRUARY 28, 2010 AND 2009

PAGE	27	STATEMENTS OF OPERATIONS FOR YEARS ENDED FEBRUARY 28, 2010 AND 2009, AND FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO FEBRUARY 28, 2010

PAGE	28	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO FEBRUARY 28, 2010

PAGE	29	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009, AND FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO FEBRUARY 28, 2010

PAGES	30-33	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Supatcha Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Supatcha Resources, Inc. (An Exploration Stage Company) (the “Company”) as of February 28, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the two years ended February 28, 2010 and 2009, and for the period from August 21, 2007 (Inception) to February 28, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Supatcha Resources, Inc. (An Exploration Stage Company) as of February 28, 2010 and 2009 and the results of its operations and its cash flows for the two years ended February 28, 2010 and 2009, and for the period from August 21, 2007 (Inception) to February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has an accumulated deficit of $105,722 and has used cash from operations of $86,948 since inception and has continued losses.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
June 30, 2010

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(STATED IN U.S. DOLLARS)

	February 28,	February 28,
	2010	2009

ASSETS
CURRENT ASSETS
Cash	$2,331	$8,469
Prepaids	5,180	-

TOTAL ASSETS	$7,511	$8,469

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,807	$4,169
Due to related party	26,850	1,150

TOTAL LIABILITIES	37,657	5,319

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 1,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 69,000,000 shares
authorized, 61,000,000 shares issued and outstanding	61,000	61,000
Additional paid in capital	14,576	7,429
Accumulated deficit during exploration stage	(105,722)	(65,279)
Total Stockholders’ Equity (Deficiency)	(30,146)	3,150

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$7,511	$8,469

See accompanying notes to audited financial statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(STATED IN U.S. DOLLARS)

	For the Year	For the Year	For the Period
	Ended	Ended	From August
	February 28,	February 28,	21, 2007 (Inception) to
	2010	2009	February 28, 2010
OPERATING EXPENSES
Accounting and auditing fees	$20,457	$23,456	$47,213
Consulting fees	-	5,000	5,000
Exploration costs and expenses	1,300	2,336	12,636
General and administrative	8,153	7,628	16,027
Listing and filing fees	3,033	4,738	8,421
Legal fees	7,500	8,925	16,425
Total Operating Expenses	40,443	52,083	105,722

LOSS FROM OPERATIONS	(40,443)	(52,083)	(105,722)

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	(40,443)	(52,083)	(105,722)

Provision for Income Taxes	-	-	-

NET LOSS	$(40,443)	$(52,083)	$(105,722)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding during the year – basic and diluted	61,000,000	61,000,000

See accompanying notes to the audited Financial Statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO FEBRUARY 28, 2010
(STATED IN U.S. DOLLARS)

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Deficit During Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash($0.001 per share)	-	$-	32,500,000	$32,500	$(26,000)	$-	$6,500

Common stock issued for cash ($0.01 per share)	-	-	28,500,000	28,500	28,500	-	57,000

Discount on sale of common stock	-	-	-	-	(1,071)	-	(1,071)

Net loss for the period from August 21, 2007(inception) to February29, 2008		-	-	-	-	(13,196)	(13,196)

Balance, February 29, 2008	-	-	61,000,000	61,000	1,429	(13,196)	49,233

In-kind contribution of services	-	-	-	-	6,000	-	6,000

Net loss for the year	-	-	-	-	-	(52,083)	(52,083)

BALANCE, FEBRUARY 28, 2009	-	-	61,000,000	61,000	7,429	(65,279)	3,150

In-kind contribution of services and interest	-	-	-	-	7,147	-	7,147

Net loss for the year	-	-	-	-	-	(40,443)	(40,443)

BALANCE, FEBRUARY 28, 2010	-	$-	61,000,000	$61,000	$14,576	$(105,722)	$(30,146)

See accompanying notes to the audited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)

			For the Period
	For the Year	For the Year	From August 21,
	Ended	Ended	2007 (Inception)
	February 28,	February 28,	To February 28,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(40,443)	$(52,083)	$(105,722)
Adjustments to reconcile net loss to net cash
used in operating activities:
In-kind contribution of services and interest	7,147	6,000	13,147
Changes in operating activities:
Prepaid expenses	(5,180)	-	(5,180)
Accounts payable and accrued expenses	6,638	869	10,807
Net Cash Used in Operating Activities	(31,838)	(45,214)	(86,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	25,700	-	26,850
Issuance of common shares	-	-	62,429
Net Cash Provided By Financing Activities	25,700	-	89,279

NET INCREASE (DECREASE) IN CASH	(6,138)	(45,214)	2,331

CASH AT BEGINNING OF PERIOD	8,469	53,683	-

CASH AT END OF PERIOD	$2,331	$8,469	$2,331

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to the audited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
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

(C) Mineral Property

Pursuant to ASC 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of February 28, 2010, the Company had expensed $12,636 related to the mineral rights acquisition and exploration costs since inception.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC 260, “Earnings Per Share.” As of February 28, 2010 and 2009, there were no common share equivalents outstanding.

(E) Foreign Currency Translation

In accordance with ASC 830 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(STATED IN U.S. DOLLARS)

(G) Income Taxes

The Company accounts for income taxes under the FASB ASC No. 740, “Accounting for Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H) Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments, such as term deposits with major financial institutions, having a maturity of three months or less at acquisition, that are readily convertible to contracted amounts of cash.

(I) Recent Accounting Pronouncements

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 – Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 810 – Consolidation. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP.   The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is non authoritative. The Adoption of FASB ASC No. 105 did not have an impact on our financial statements.

NOTE 2                  MINERAL PROPERTY

Bonanza Property

Pursuant to a mineral property purchase and sale agreement dated October 22, 2007, the Company acquired a 100% interest in the 9 Units Mineral Claim, known as the Bonanza Mineral Claim, located in the Greenwood Mining Division of British Columbia, Canada, for a purchase price of $6,500. The Bonanza claim has expired, but it is expected to be extended to Supatcha with an expiry on July 14, 2011. As of February 28, 2010, the Company incurred $12,636 of exploration expenditures since inception. Pursuant to ASC 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed.

Barlevskoye and Vynohradiv Properties

On February 16, 2010, the Company has entered into a letter of intent, and on April 5, 2010 signed a definitive agreement to acquire a 90% interest in the Barlevskoye and Vynohradiv Gold licenses in the Southwest Ukraine. Under the proposed terms, the Company will pay $7,500,000 and will issue 500,000 common shares to Poltavas Capital Management Ltd. as consideration for the 90% interest in the properties held by way of two special permissions issued by the Government of Ukraine.  As of June 30, 2010, the transaction has not closed, but the Company has a verbal extension for the purchase until financing capital is made available.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(STATED IN U.S. DOLLARS)

NOTE 3                  STOCKHOLDERS’ EQUITY (DEFICIENCY)

On October 15, 2007, the Company issued 32,500,000 shares of common stock at par value to its founders for cash of $6,500 ($0.001 par value per share).

On December 12, 2007, the Company issued 28,500,000 shares of common stock for cash of $57,000. The discount of $1,071 on sale of shares was recognized due to currency rate fluctuations.

As of February 28, 2010, the Company’s officers contributed rent, administrative expenses and interest expense with a fair value of $13,147 to the Company since inception (See Note 4).

On May 17, 2010, the Board of Directors approved a 5 for 1 forward stock split for all shareholders of the Company as of June 30, 2010. All share and per share amounts have been retroactively restated to reflect this stock split.

 NOTE 4                 RELATED PARTY

As of February 28, 2009, the Company’s former President and current stockholder paid expenditures of $1,150 on behalf of the Company since inception. This amount is unsecured, bears no interest and is due on demand.

As of February 28, 2010, the Company’s officers contributed rent, administrative expenses and interest expense with a fair value of $13,147 to the Company since inception (See Note 3).

During the year ended February 28, 2010, the Company’s former President and current stockholder loaned the Company $5,000. This amount is unsecured, bears no interest and is due on demand.

During the year ended February 28, 2010, the Company’s President loaned the Company $20,700. This amount is unsecured, bears no interest and is due on demand.

NOTE 5                  CONCENTRATION OF CREDIT RISK

The Company maintains its operating cash balances in banks located in US financial institutions. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

NOTE 6                  GOING CONCERN

The accompanying financial statements included herein have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has accumulated a deficit of $105,722 and has used cash from operations of $86,948 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(STATED IN U.S. DOLLARS)

NOTE 7                  INCOME TAX

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:
	2010	2009

Expected income tax recovery (expense) at the statutory rate of 34%	$(13,751)	$(17,708)
Tax effect of expenses that are not deductible for income tax purposes) (net of other amounts deductible for tax purposes	2,430	2,040
Change in valuation allowance	11,321	15,668

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	2010	2009

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	31,476	20,155
Valuation allowance	(31,476)	(20,155)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2030.
The net change in the valuation allowance for the year ended February 28, 2010 and 2009 was an increase of $11,321 and $15,668, respectively.

NOTE 8                  SUBSEQUENT EVENTS

a) On April 5, 2010, the Company has signed a definitive agreement to acquire a 90% interest in the Barlevskoye and Vynohradiv Gold licenses in the Southwest Ukraine (Note 2). Under the proposed terms, the Company will pay $7,500,000 and will issue 500,000 common shares to Poltavas Capital Management Ltd. as consideration for the 90% interest in the properties held by way of two special permissions issued by the Government of Ukraine.  As of June 30, 2010, the transaction has not closed, but the Company has a verbal extension for the purchase until financing capital is made available.

b) On April 7, 2010, the Company announced the execution of an agreement with Melco Investments, Ltd. (“MIL”), providing for a $10,000,000 financing. This financing is in the form of a convertible debenture with terms stipulating an interest rate of 8% and a loan repayment term of 24 months from the date of execution of the agreement, by way of cash or through the conversion of shares of the Company’s stock.  The repayment terms of the financing are amenable to the Company’s property development schedule and to future financings plans to retire the debt.  As of June 30, 2010, the Company has not received any funds from MIL due to a delay in the availability of capital.  The Company has verbal assurances that funds should be available per the financing within the second financial quarter.

The securities potentially offered to the investor, under the terms of the financing, will not be registered under the Securities Act of 1933 as amended (the "Act"), and may not be offered or sold in the United States absent of registration, or an applicable exemption from registration, under the Act

c) On May 17, 2010, the Board of Directors approved a 5 for 1 forward stock split for all shareholders of the Company as of June 30, 2010. All share and per share amounts have been retroactively restated to reflect this stock split.

d) On April 30, 2010, the Company entered in the letter of intent with Derzhnagldo Polymetals to acquire 98% interest in the mining claims of their property in Southern Ukraine. The agreement is binding and subject to a number of conditions, including financing and due diligence.

Under the proposed terms, the Company will pay a total of $3,500,000 of which $200,000 will be paid as a non-refundable deposit, with the balance to be paid within 45 days of the signing of the Letter of Intent (the payment terms were extended) after which the Company will own 98% of the mine (including all of the capital equipment) and the mineral concessions. The Company has also agreed to invest a further US$2,800,000 in expanding the current operation over the next year. The deal is subject to a 45 day due diligence period during which time the Company will carry out additional surface sampling and a limited diamond drill program.

e) Subsequent to the year end, the Company’s President loaned the Company $9,100. This amount is unsecured, bears no interest and is due on demand.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

31.1	Rule 13a-14(a)/15d-14(a) certification of Steve Talley

31.2	Rule 13a-14(a)/15d-14(a) certification of Nikolae Yagodka

32.1	Certification pursuant to 18 USC, section 1350 of Steve Talley

32.2	Certification pursuant to 18 USC, section 1350 of Nikolae Yagodka

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2010

SUPATCHA RESOURCES INC.

BY:	/s/ STEVE TALLEY
Steve Talley, President, Principal Executive Officer
and Director

BY:	/s/ NIKOLAE YAGODKA
Nikolae Yagodka, Secretary,Treasurer, Principal Financial Officer,
Principal Accounting Officer and Director