Form 10-Q
period 2010-05-31
Supatcha Resources Inc.
filed 2010-07-20
CIK 1443105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 19, 2010: 61,000,000 shares of Common Stock.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
MAY 31, 2010
(STATED IN U.S. DOLLARS)
(Unaudited)

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONTENTS

PAGE	3	CONDENSED BALANCE SHEETS AS OF MAY 31, 2010 (UNAUDITED) AND FEBRUARY 28, 2010

PAGE	4	CONDENSED STATEMENTS OF OPERATIONS FOR THREE MONTHS ENDED MAY 31, 2010 (UNAUDITED) AND 2009, AND FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO MAY 31, 2010 (UNAUDITED)

PAGE	5	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO MAY 31, 2010 (UNAUDITED)

PAGE	6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009, AND FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO MAY 31, 2010 (UNAUDITED)

PAGES	7-10	NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
(STATED IN U.S. DOLLARS)

	May 31,	February 28,
	2010	2010
	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$386	$2,331
Prepaids	4,295	5,180

TOTAL ASSETS	$4,681	$7,511

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,176	$10,807
Due to related party	35,950	26,850

TOTAL LIABILITIES	58,126	37,657

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 1,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 69,000,000 shares
authorized, 61,000,000 and 61,000,000 shares issued and outstanding, respectively	61,000	61,000
Additional paid in capital	16,985	14,576
Accumulated deficit during exploration stage	(131,430)	(105,722)
Total Stockholders’ Equity (Deficiency)	(53,445)	(30,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$4,681	$7,511

See accompanying notes to unaudited financial statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(STATED IN U.S. DOLLARS)

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	From August
	May 31,	May 31,	21, 2007 (Inception) to
	2010	2009	May 31, 2010
OPERATING EXPENSES
Accounting and auditing fees	$2,400	$5,884	$49,613
Consulting fees	-	-	5,000
Exploration costs and expenses	-	-	12,636
General and administrative	3,263	1,524	19,290
Investor relations	14,985	-	14,985
Listing and filing fees	4,060	118	12,481
Legal fees	1,000	-	17,425
Total Operating Expenses	25,708	7,526	131,430

LOSS FROM OPERATIONS	(25,708)	(7,526)	(131,430)

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	(25,708)	(7,526)	(131,430)

Provision for Income Taxes	-	-	-

NET LOSS	$(25,708)	$(7,526)	$(131,430)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average number of
shares outstanding during the
year – basic and diluted	61,000,000	61,000,000

See accompanying notes to the unaudited Financial Statements

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) TO MAY 31, 2010
(STATED IN U.S. DOLLARS)

						Accumulated
					Additional	Deficit During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Common stock issued to founders for cash($0.001 per share)	-	$-	32,500,000	$32,500	$(26,000)	$-	$6,500

Common stock issued for cash
($0.01 per share)	-	-	28,500,000	28,500	28,500	-	57,000

Discount on sale of common stock	-	-	-	-	(1,071)	-	(1,071)

Net loss for the period from August 21,
2007(inception) to February29, 2008		-	-	-	-	(13,196)	(13,196)

Balance, February 29, 2008	-	-	61,000,000	61,000	1,429	(13,196)	49,233

In-kind contribution of services	-	-	-	-	6,000	-	6,000

Net loss for the year	-	-	-	-	-	(52,083)	(52,083)

Balance, February 28, 2009	-	-	61,000,000	61,000	7,429	(65,279)	3,150

In-kind contribution of services and interest	-	-	-	-	7,147	-	7,147

Net loss for the year	-	-	-	-	-	(40,443)	(40,443)

Balance, February 28, 2010	-	-	61,000,000	61,000	14,576	(105,722)	(30,146)

In-kind contribution of services and interest	-	-	-	-	2,409	-	2,409

Net loss for the period	-	-	-	-	-	(25,708)	(25,708)

BALANCE, MAY 31, 2010 (UNAUDITED)	-	$-	61,000,000	$61,000	$16,985	$(131,430)	$(53,445)

See accompanying notes to the unaudited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(STATED IN U.S. DOLLARS)

			For the Period
	For the Three	For the Three	From August 21,
	Months Ended	Months Ended	2007 (Inception)
	May 31,	May 31,	To May 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(25,708)	$(7,526)	$(131,430)
In-kind contribution of services and interest	2,409	1,500	15,556
Changes in operating activities
Prepaid expenses	885	-	(4,295)
Accounts payable and accrued expenses	11,369	374	22,176
Net Cash Used in Operating Activities	(11,045)	(5,652)	(97,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	9,100	5,000	35,950
Issuance of common shares	-	-	62,429
Net Cash Provided By Financing Activities	9,100	5,000	98,379

NET INCREASE (DECREASE) IN CASH	(1,945)	(652)	386

CASH AT BEGINNING OF PERIOD	2,331	8,469	-

CASH AT END OF PERIOD	$386	$7,817	$386

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to the unaudited Financial Statements.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MAY 31, 2010
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

(D) Mineral Property

Pursuant to ASC 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of May 31, 2010, the Company had expensed $12,636 related to the mineral rights acquisition and exploration costs since inception.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC 260, “Earnings Per Share.” As of May 31, 2010 and 2009, there were no common share equivalents outstanding.

 (F) Foreign Currency Translation

In accordance with ASC 830 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MAY 31, 2010
(STATED IN U.S. DOLLARS)

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

Bonanza Property

Pursuant to a mineral property purchase and sale agreement dated October 22, 2007, the Company acquired a 100% interest in the 9 Units Mineral Claim, known as the Bonanza Mineral Claim, located in the Greenwood Mining Division of British Columbia, Canada, for a purchase price of $6,500. As of May 31, 2010, the Company incurred $12,636 of exploration expenditures since inception. Pursuant to ASC 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed.

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
MAY 31, 2010
(STATED IN U.S. DOLLARS)

Maiskoe Property

On April 30, 2010, the Company entered in the letter of intent with Derzhnagldo Polymetals to acquire 98% interest in the mining claims of their property in Southern Ukraine. The agreement is binding and subject to a number of conditions, including financing and due diligence.

Under the proposed terms, the Company will pay a total of $3,500,000 of which $200,000 will be paid as a non-refundable deposit, with the balance to be paid within 45 days of the signing of the Letter of Intent (the payment terms were extended) after which the Company will own 98% of the mine (including all of the capital equipment) and the mineral concessions. The Company has also agreed to invest a further US$2,800,000 in expanding the current operation over the next year. The deal is subject to due diligence period during which time the Company will carry out additional surface sampling and a limited diamond drill program.

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

As of May 31, 2010, the Company’s officers contributed rent, administrative expenses and interest expense with a fair value of $15,556 to the Company since inception (See Note 4).

NOTE 4	RELATED PARTY

As of May 31, 2010, the Company’s officers contributed rent, administrative expenses and interest expense with a fair value of $15,556 to the Company since inception (See Note 3).

As of May 31, 2010, the Company’s former President and current stockholder loaned the Company $6,150. This amount is unsecured, bears no interest and is due on demand.

During the period ended May 31, 2010, the Company’s President loaned the Company $9,100. The total balance owed to the President as of May 31, 2010 is $29,800. This amount is unsecured, bears no interest and is due on demand.

NOTE 5	FINANCING

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

The securities potentially offered to the investor, under the terms of the financing, will not be registered under the Securities Act of 1933 as amended (the "Act"), and may not be offered or sold in the United States absent of registration, or an applicable exemption from registration, under the Act

As of May 31, 2010, no proceeds have been received.

SUPATCHA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MAY 31, 2010
(STATED IN U.S. DOLLARS)

NOTE 6	CONCENTRATION OF CREDIT RISK

The Company maintains its operating cash balances in banks located in US financial institutions. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

NOTE 7	GOING CONCERN

The accompanying financial statements included herein have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has accumulated a deficit of $131,430 and has used cash from operations of $97,993 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

Even if we continue with the Bonanza mineral claim and complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.  Additionally, the Company has committed to the purchase and development of several other mineral properties located in the Ukraine, which are contingent upon the availability of financing proceeds.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

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

RESULTS OF OPERATIONS

Results from Operations for the three months ended May 31, 2010 and 2009:

As of May 31, 2010, the Company had total assets of $4,681 consisting of cash and prepaid expenses.

The Company’s liabilities at May 31, 2010, totaled $58,126 consisting of $22,176 in accounts payables and accrued liabilities and $35,950 due to a related party.

For the three month period ending May 31, 2010, the Company generated no revenues and has incurred operating expenses of $25,708 consisting of $2,400 in accounting and audit fees, $3,263 in general and administrative expenses, $14,985 in investor relations fees, $4,060 in listing and filing fees and $1,000 in legal fees.  For the three month period ending May 31, 2009, the Company generated no revenues and incurred operating expenses of $7,526 consisting of $5,884 in accounting and audit fees, $1,524 in general and administrative expenses and $118 in listing and filing fees.

Liquidity and Capital Resources

As of May 31, 2010, our total assets were $4,681 and our total liabilities were $58,126. Cash and prepaid expenses are the company’s sole asset and resource. As a result, the independent auditors of the Company have expressed substantial doubt about the Company’s ability to continue as a going concern.

Our present sources of cash are not adequate to support our operation for the next twelve months. If we are unable to raise sufficient cash to support our operation for the next twelve months, we will cease our operation as a going concern.

As of February 28, 2010, our total assets were $7,511 and our total liabilities were $37,657.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the May 31, 2010, Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Mineral Property

Pursuant to ASC 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of May 31, 2010, the Company had expensed $12,636 related to the mineral rights acquisition and exploration costs since inception.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC 260, “Earnings Per Share.” As of May 31, 2010 and May 31, 2009, there were no common share equivalents outstanding.

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

Item 4. Removed and Reserved

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

SUPATCHA RESOURCES INC.

Date: July 19, 2010	By:	/s/ STEVE TALLEY
Steve Talley
President, Principal Executive
Officer and Director

	By:	/s/ NIKOLAE YAGODKA
Nikolae Yagodka
Secretary, Treasurer, Principal Financial
Officer, Principal Accounting
Officer and Director